Form 10QSB/A
period 1996-03-31
INTELLIGENT CONTROLS INC
filed 1996-07-01
CIK 762953

ADMENDED COPY

			U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549


	FORM 10-QSB


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1996

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required]

	For the transition period from _________ to _________


Commission File Number 1-13628


	          INTELLIGENT CONTROLS, INC.
	(Exact name of small business issuer as
	specified in its charter)

          Maine                			     01-0354107
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)			Identification No.)

	    74 Industrial Park Road, Saco, Maine 04072
	(Address of principal executive offices)

	(207) 283-0156
	(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X   No

There were 3,216,187 shares of Common Stock of the issuer outstanding as of May 14, 1996.

Transitional Small Business Disclosure Format:  Yes       No  X



								Page 1 of    2






	SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						INTELLIGENT CONTROLS, INC.

						By: /s/ Kenneth J Burek
						   Kenneth J. Burek, Vice President
						    of Finance (on behalf of the
						    Company and as principal
Date: June 27, 1996		  		     financial officer)