Form 10QSB
period 1996-06-30
INTELLIGENT CONTROLS INC
filed 1996-08-26
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                          FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

There were 3,216,187 shares of Common Stock of the issuer outstanding as of July 29, 1996.

Transitional Small Business Disclosure Format:  Yes       No
X



                                        Page 1 of
                                        Exhibit Index at
page
                             PART I

ITEM 1.  FINANCIAL STATEMENTS.

Unaudited financial statements of the Company appear beginning at page F-1 below, and are incorporated herein by reference. These financial statements include all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations For Six Months Ended June 30, 1996

For the six months ended June 30, 1996 sales were $4.3 million a slight decrease from 1995's comparable period of $4.5 million.

The lower sales were due to a 9% decrease in sales to $3.6 million in the Petroleum segment of the business. This was a result of a softness in the market due to the cold winter and our lateness with new products. Due to the success of the Optimizer circuit breaker monitor, the Utility segment grew 13% to $676,000 from 1995's comparable period. There are now a number of large utilities evaluating the product and Optimizer purchases are beginning to be budgeted for 1997. Management estimates that there are approximately 1.3 million circuit breakers in the world that the Optimizer can fit on.

Gross margins for the first six months were 47.1% compared to 47.4% for the same period in 1995. The quality problems with existing products and lower sales contributed to the unabsorbed overhead, which lowered margins in the first half of 1996. Lower then anticipated sales, lateness of new producs and quality problems have also contributed to a $1.0 million increase in inventories. Operating expenses grew 15% from $1.8 million in 1995 to $2.1 million in 1996. The growth was attributed to our continued increased investment in new product development and increase in the warranty reserve. In the second quarter the digital probe was released for general sale and the Company is shipping approximately 100 units per month. The line leak detector continues to be shipped in a controlled release.

At the end of the second quarter the Company decided to eliminate a number of positions which did not fit with the longterm direction of the Company. In the third and fourth quarter's of this year a number of key positions will be created and filled. These positions will contribute to the continued growth of the Company.

Liquidity and Capital Resources at June 30, 1996

As of June 30, 1996 the Company had $188,000 in cash and $1,000,000 available to be borrowed on its $3.0 million dollar line of credit. On April 15, 1996, the working capital line of credit was increased to $3.0 million from $2.0 million. To fund the $1,000,000 increase in inventories and a $115,000 loss from operations, the Company increased the days outstanding to trade creditors and borrowed $600,000 on the working capital line of credit. Due to the operating losses in the last three quarters, the Company is out of compliance with its cash flow covenant. The required covenant is 1.5 times and the Company is currently .12 times. The cash flow covenant is calculated as operating cash flow divided by current portion of long term debt plus interest. The Company's primary lender is aware of the situation and has agreed to relax this covenant through the fourth quarter of 1996, but has increased the rate the Company borrows at to prime plus .25% from the current borrowing rate of prime. The Company expects that current resources will be sufficient to finance the Company's operating needs through the end of 1996.


PART II

ITEM 1.   LEGAL PROCEEDINGS

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action is being brought by Mr. Knight, a former director and executive officer of INCON whose employment was recently terminated by the Company. Mr. Knight alleges that he is owed $287,100 in unpaid bonus payments over a six and a half year period under his original Employment Agreement dated as of December 29, 1986. The complaint further alleges that he is entitled to $574,200 in statutory punitive damages, plus attorneys' fees and costs. The Company believes that the bonus arrangements called for in the 1986 agreement have been superseded from year to year by other annual bonus arrangements approved by the Board of Directors of which Mr. Knight was a voting member, and that all bonus payments due to Mr. Knight were paid each year in accordance with the substitute arrangements. The Company's management intends to defend vigorously against this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

The Annual Meeting of Shareholders was held on June 4, 1996.
At the meeting, the following matters were voted upon by shareholders. All matters were approved as indicated:

1. Establishing the number of directors at five and to elect
Alan Lukas, Charlton H. Ames, Nathaniel V. Henshaw, George
E. Hissong and Paul F. Walsh as directors.

                              Withheld
                              Authority
                       For            For                Total

Alan Lukas         2,485,124        1,600             2,486,724
Charlton Ames      2,485,124        1,600             2,486,724
Nathaniel Henshaw  2,483,724        3,000             2,486,724
George Hissong     2,485,724        1,600             2,486,724
Paul Walsh         2,484,624        2,100             2,486,724

2. Ratification of Coopers & Lybrand L.L.P. as independent accountants to the Company for the year 1996.

          For       Against        Abstain          Total

       2,482,124     3,600         1,000          2,486,724

3. Ratification of the amendment to the employee stock purchase plan.

    For        Against      Abstain      Unvoted        Total

 2,459,816      3,100        21,050       2,758       2,486,724



ITEM 5.   OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No exhibits are being filed with this report. No reports on Form 8-K were filed by the Company during the past fiscal quarter.June 30, 1996
                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTELLIGENT CONTROLS, INC.

                              By:
                                 Kenneth J. Burek, Vice
President
                                  of Finance (on behalf of
the
                                  Company and as principal
Date:  August  13, 1996                financial officer)


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTELLIGENT CONTROLS, INC.

                              By: /s/ Kenneth J Burek
                                 Kenneth J. Burek, Vice
President
                                  of Finance (on behalf of
the
                                  Company and as principal
Date:  August 13, 1996                   financial officer)



                 INTELLIGENT CONTROLS, INC.
                       BALANCE SHEETS

                                   (unaudited)
                                       June 30
December 31
                                             1996               1995

Current Assets:
   Cash and cash equivalents             $  187,989         $  225,518
   Accounts receivable, net of allowance
    for doubtful accounts of $50,350
    in 1996 and $29,495 in 1995           1,708,311          1,952,846
   Inventories                            3,243,277          2,242,516
   Prepaid expenses and other               244,134            296,321
   Deferred income taxes                    211,062            126,300
                                          ---------          ---------
     Total current assets                 5,594,773          4,843,501

Property, Plant, and Equipment, net         896,798            858,752

Other assets                                 16,182             13,825
                                         ----------         ----------
                                         $6,507,753         $5,716,078
                                         ==========         ==========

             LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
   Note payable - bank                   $1,963,572         $1,362,647
   Accounts Payable                         754,270            446,840
   Accrued expenses                         493,239            443,366
   Accrued income taxes                          -              51,068
   Current portion of long-term debt        160,500            160,500
                                          ---------          ---------
     Total current liabilities            3,371,581          2,464,421

Long-term debt, net of current portion      535,746            535,677

Deferred taxes                               45,750              45,750

Stockholders' Equity
   Common stock, no par value;
    5,000,000 shares authorized;
    3,218,340 issued in 1996 and
    3,215,590 in 1995                     2,221,352           2,221,352
   Retained earnings                        337,630             453,184
   Less:  Treasury stock, 2,153 shares
    at cost in 1996 and 2,153 shares
    at cost in 1995                         (4,306)             (4,306)
                                          ---------           ---------
                                          2,554,676           2,670,230
                                         ----------          ----------
                                         $6,507,753          $5,716,078
                                         ==========          ==========


                           See accompanying notes

                                   F-2


                 INTELLIGENT CONTROLS, INC.

              STATEMENTS OF INCOME (unaudited)


                      Three Months Ended             Six
Months Ended

                    June 30        June 30        June 30     June 30
                      1996           1995           1996        1995

Net sales         $2,286,432     $2,430,042     $4,269,686   $4,545,318

Cost of sales      1,221,899      1,295,392      2,256,943    2,391,696
                   ---------      ---------      ---------    ---------
                   1,064,533      1,134,650      2,012,743    2,153,622

Operating expenses:
   Selling, general
     administrative  839,218       763,910       1,633,515    1,451,309
   Research and
     development     238,131       217,052         484,856      384,153
                   ---------      --------       ---------    ---------
                   1,077,349       980,962       2,118,371    1,835,462

Operating income
    (loss)          (12,816)       153,688       (105,628)      318,160

Other income (expense):
   Interest expense (44,252)      (21,269)        (78,092)     (28,957)
   Other income
    (expenses)      (18,964)        9,819         (12,664)       2,762
                  ----------      ---------       ---------    ---------
                    (63,216)       (11,450)       (90,756)     (26,195)
                  ----------      ---------       ---------    ---------
Income (loss)
before income tax
expense             (76,032)       142,238       (196,384)      291,965

Income tax expense
(benefit)           (29,876)        62,305        (80,830)      121,836
                  ----------      ---------      -----------   ----------
Net income (loss)
after tax        $  (46,156)    $   79,933     $ (115,554)   $  170,129

Earnings per share:
   Net Income (loss)  ($.01)          $.02          ($.03)         $.05

Weighted average
 number of common
 shares outstanding 3,366,617    3,519,125       3,366,617     3,519,125





                   See accompanying notes.





                 INTELLIGENT CONTROLS, INC.
             STATEMENT OF CASH FLOWS (unaudited)

                                       Six Months Ended

                                                      June 30      June 30
                                                        1996         1995

Cash flows from operating activities
   Net Income                                       $  (115,554)   $170,129
   Adjustments to reconcile net income to net cash
     (used) by operating activities:
     Depreciation and amortization                       101,714     58,483
     Changes in assets and liabilities:
       Accounts receivable                               244,535   (243,779)
       Inventories                                   (1,000,761)   (421,545)
       Prepaid expenses and other                       (32,575)    (83,063)
       Accounts payable and accrued expenses             357,303     151,769
       Accrued income taxes                             (51,068)      18,065
       Other                                             (2,357)     (3,288)
                                                       ---------   ---------
   Net cash (used) by operating activities             (498,763)   (353,229)

Cash flows from investing activities:
   Purchases of equipment and leasehold
     improvements, net                                 (139,760)   (243,778)
                                                       ---------   ---------
   Net cash (used) by investing activities             (139,760)   (243,778)

Cash flows from financing activities:
   Net borrowings on note payable - bank                 600,925     238,111
   Net borrowings of long-term debt                           69      74,698
   Issuance of common stock, net                             ---       5,139
   Sale of treasury stock                                    ---       8,378
   Net cash provided by financing activities             600,994     326,326
                                                        ---------   ---------
Net increase (decrease) in cash                         (37,529)    (270,681)

Cash and cash equivalents at beginning of year           225,518      501,662
                                                       ---------   ----------
Cash and cash equivalents at end of period             $ 187,989   $  230,981
                                                       =========   ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                         $   78,092   $   28,957
     Income taxes                                     $   55,000   $  103,771





                   See accompanying notes.
                             F-4



                 INTELLIGENT CONTROLS, INC.

          NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

Earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding.

It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB.

2. Property, Plant, and Equipment

   Property, plant, and equipment, at cost,


                                        (Unaudited)   December
                                         June 30        31
                                           1996        1995

  Leasehold improvements              $  105,442  $  104,503
  Equipment                            1,054,968     933,658
  Software                               119,554     103,164
  Furniture and Fixtures                 120,087     118,966
                                      ----------  ----------
                                       1,400,051   1,268,291

  Less accumulated depreciation and
  amortization                        (503,253)   (401,539)
                                      ----------  ----------
                                     $  896,798  $  858,752
                                      ==========  ==========

                             F-4


3. Inventories consisted of the following at June 30, 1996 and December 31,1995.



                                        (Unaudited)   December
                                         June 30        31
                                           1996        1995

    Raw Material                       $ 2,038,064 $ 1,509,821
    Work in Progress                       394,210     176,130
    Finished Goods                         706,657     470,051
    Other                                  104,346      86,514
                                       -----------  ----------
                                       $ 3,243,277   2,242,516
                                       ===========  ==========