Form 10QSB/A
period 1996-09-30
INTELLIGENT CONTROLS INC
filed 1996-12-11
CIK 762953

CONFORMED COPY
               U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period
                                 ended September 30, 1996

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

               74 Industrial Park Road,Saco, Maine 04072
                     (Address of principal executive offices)

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

There were 3,230,952 shares of Common Stock of the issuer outstanding as of November 5, 1996.

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

Results of Operations For Nine Months Ended September 30,
1996

For the nine months ended September 30, 1996 the Company had net sales of $7.1 million compared to net sales of $7.0 million for the same period in 1995. In the third quarter sales increased 15.6% to $2.8 million compared to $2.4 million for the comparable period in 1995.

Through the first nine months of 1996, Petroleum Segment sales were $6.0 million as compared to $6.1 million for the same in 1995. Sales for the first two quarters in 1996 were adversely affected by a softness in the market, quality problems with existing product in the beginning of the year and lateness of new products. These problems had been ameliorated by the third quarter of this year, and the Petroleum Segment sales grew 14.4% to $2.4 million in that quarter compared to $2.1 million for the same period in 1995. In the third quarter, the Company began to ship in volume its line leak detector and digital probe. Demand for both products has been strong.

The Utility Segment sales have grown 10.5% in 1996 to slightly more then $1.0 million, compared to $947,000 for the same period in 1995. The growth can is primarily due to increased acceptance of the Optimizer circuit breaker monitor. The Optimizer provides information that helps utilities predict and defer maintenance costs on substation circuit breakers.

Through September 30, 1996 the Company had a net loss after tax of $203,000 or $.06 per share, compared to net income of $274,000 or $.08 per share for the comparable period in 1995. The loss reflects lower margins, increased warranty costs and costs associated with restructuring of management. Further, in the third quarter the Company reserved $100,000 before tax for inventory obsolescence associated with the line leak detector beta test program.

Gross margins for the first nine months of 1996 are 44.3% of net sales compared to 48.4% for the same period in 1995. The lower margins in 1996 are a result of higher material costs due to the mix of product sold, increases in the obsolescence reserve and an increase in return material scrap as a result of reliability issues with our liquid level sensor in the beginning of the year. Some of the increase in material costs is due to shipment of the digital probe, which has lower margins then our other products in the Petroleum segment of the business.
However, this product is sold to large accounts for which there is no commission paid, thus reducing operating expenses.

As a percent of sales, operating expenses through the third quarter of 1996 were 47.1% compared to 40.4% for the same period in 1995. The increase includes approximately
$525,000 of added warranty costs, continued investment in product development and one time charges associated with management changes made in the third quarter of 1996. In order, to improve reliability of its liquid level sensor and reduce warranty costs the Company has continued to increase investment in product development.



Liquidity and Capital Resources at September 30, 1996

As of September 30, 1996 the Company had $33,700 in cash and $950,000 available to be borrowed on its $3.0 million dollar line of credit. The Company has funded an increase in inventories and operating losses with borrowings on the line of credit and by extending slightly the days outstanding to trade creditors. The latter has not affected the Company's ability to buy raw material, and the Company believes it continues to be on good terms with its suppliers. Finally, in the third quarter cash flow from operations was supplemented by a deposit of $200,000 against the exercise of stock options.

In the third quarter the Company reserved $100,000 against inventory obsolescence. The reserve is one time expense to cover the cost associated with the disposal of material from the line leak detector beta test program.

Due to the operating losses in the last four quarters, the Company is out of compliance with the cash flow covenant under its bank loan. The cash flow covenant is calculated as operating cash flow divided by current portion of long term debt plus interest. Currently, operating cash flow is negative. The Company's bank is aware of the situation and has agreed to relax this covenant through the fourth quarter of 1996, but has increased the interest rate by
 .25%, to prime plus .25% per annum. The Company expects that current resources will be sufficient to finance the Company's operating needs for the foreseeable future.


PART II

ITEM 1.   LEGAL PROCEEDINGS

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v Intelligent
Controls, Inc. in Maine Superior Court, Cumberland County.
The action was brought by Mr. Knight, a former director and executive officer of INCON whose employment was recently terminated by the Company. Mr. Knight alleges that he is owed $287,100 in unpaid bonus payments over a six and a half year period under his original Employment
Agreement dated as of December 29, 1986. The complaint further alleges that he is entitled to $574,200 in statutory punitive damages, plus attorneys' fees and costs. The Company believes that the bonus arrangements called for in the 1986 agreement have been superseded from year to year by other annual bonus arrangements approved by the Board of Directors of which Mr. Knight was a voting member, and that all bonus payments due to Mr. Knight were paid each year in accordance with the substitute arrangements. The date for filing the Company's answer in this litiigation was extended to November 18, 1996 while the parties attempted to negotiate a settlement. No settlement has been reached to date, and the Company's management intends to defend vigorously against this claim.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A Financial Data Schedule is filed as exebit 27 to this report. No reports on Form 8-K were filed by the Company during the past fiscal quarter, September 30, 1996



                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTELLIGENT CONTROLS, INC.
                            By:
                                 Kenneth J. Burek, Vice President
                                  of Finance (on behalf of the
                                  Company and as principal
Date:  November 14, 1996                financial officer)


                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTELLIGENT CONTROLS, INC.

                              By: /s/ Kenneth J Burek
                                 Kenneth J. Burek, Vice President
                                  of Finance (on behalf of the
                                  Company and as principal
Date:  November 14, 1996                  financial officer)



                          INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                        (unaudited)
                                           September 30      December 31
                                                1996            1995
Current Assets:
   Cash and cash equivalents                  $   33,747      $  225,518
   Accounts receivable, net of allowance
     for doubtful accounts of $68,350 in
     1996 and $29,495 in 1995                  2,092,048       1,952,846
   Inventories                                 3,193,934       2,242,516
   Prepaid expenses and other                    303,916         296,321
   Deferred income taxes                         290,136         126,300


     Total current assets                      5,913,781       4,843,501

Property, Plant, and Equipment, net              859,368         858,752

Other assets                                      17,360          13,825

                                              $6,790,509      $5,716,078

                    LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
   Note payable - bank                        $2,047,036      $1,362,647
   Accounts Payable                              735,194         446,840
   Accrued expenses                              836,608         443,366
   Accrued income taxes                             -             51,068
   Current portion of long-term debt             160,500         160,500

     Total current liabilities                 3,779,338       2,464,421

Long-term debt, net of current portion           488,430         535,677

Deferred taxes                                    45,750          45,750

Stockholders' Equity
   Common stock, no par value; 5,000,000 shares
     authorized; 3,230,952 issued in 1996 and
     3,215,590 in 1995.                        2,231,459       2,221,352
   Retained earnings                             249,838         453,184
   Less:  Treasury stock, 2,153 shares at cost
     in 1996 and    2,153 shares at cost in 1995  (4,306)         (4,306)
                                               2,476,991       2,670,230

                                              $6,790,509      $5,716,078



                   See accompanying notes
                           F-2

               INTELLIGENT CONTROLS, INC.

            STATEMENTS OF INCOME (unaudited)


                      Three Months Ended       Nine Months Ended

                      Sept. 30    Sept. 30      Sept. 30     Sept. 30
                       1996         1995          1996         1995

Net sales           $2,839,091     $2,455,002  $7,108,777    $7,000,320

Cost of sales        1,704,099      1,220,803   3,961,042     3,612,499

                     1,134,992      1,234,199   3,147,735     3,387,821

Operating expenses:
   Selling, general and
     administrative    991,332        805,590   2,624,847     2,256,899
   Research and dev.   243,492        227,438     728,348       611,591

                     1,234,824      1,033,028   3,353,195     2,868,490

Operating income
 (loss)                (99,832)       201,171    (205,460)      519,331

Other income (expense):
   Interest expense    (53,545)       (27,726)   (131,637)     (56,680)
   Other income
    (expense)          (13,487)        11,703     (26,153)      14,464

                       (67,032)       (16,020)   (157,790)     (42,216)

Income (loss)before income
   expense            (166,864)       185,151    (363,250)      477,115

Income tax expense
  (benefit)            (79,074)        81,119    (159,904)      202,955

Net income (loss)
  after tax         $  (87,790)    $  104,032   $(203,346)   $  274,160

Earnings per share:
   Net Income (loss)     $(.02)          $.03       ($.06)         $.08

Weighted average number of
   common shares
   outstanding        3,479,192     3,500,577   3,479,192     3,500,577





                   See accompanying notes. F-3




                 INTELLIGENT CONTROLS, INC.
             STATEMENT OF CASH FLOWS (unaudited)

                                              Nine Months Ended

                                         September 30          September 30
                                             1996                 1995
Cash flows from operating activities
   Net Income                           $  (203,346)             $274,160
   Adjustments to reconcile net income to net cash
     (used) by operating activities:
     Depreciation and amortization          154,137                95,370
     Changes in assets and liabilities:
       Accounts receivable                 (139,202)             (720,590)
       Inventories                         (951,418)             (811,677)
       Prepaid expenses and other            (7,595)              (77,083)
       Income taxes receivable             (163,836)                 ---
       Account payable and accrued expenses 681,596               414,261
       Accrued income taxes                 (51,068)               44,584
       Other                                 (3,535)               (2,749)

    Net cash (used) by operating activitie (684,267)             (783,714)

Cash flows from investing activities:
   Purchases of equipment and leasehold
     improvements, net                     (154,753)             (309,029)
  Net cash (used) by investing activities  (154,753)             (309,029)

Cash flows from financing activities:
 Net borrowings on note payable - bank      684,389               506,534
   Net borrowings of long-term debt         (47,247)              157,464
   Issuance of common stock, net             10,107                19,730
   Sale of treasury stock                       ---                 8,378
  Net cash provided by financing activities 647,249               692,106

Net increase (decrease) in cash            (191,771)             (400,647)

Cash and cash equivalents at
     beginning of year                      225,518               501,662

Cash and cash equivalents at
    end of period                       $   33,747              $ 101,015


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                            $ 131,637              $  56,680
     Income taxes                        $  55,000              $ 158,371





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

2. Property, Plant, and Equipment

   Property, plant, and equipment, at cost,

                             (Unaudited)
                            September 30         December 31
                                 1995               1996



Leasehold improvements       $   105,442         $   104,503
Equipment                      1,069,996             933,658
Software                         119,554             103,164
Furniture and Fixtures           120,087             118,966

                             $ 1,415,043         $ 1,268,291


Less accumulated
depreciation and amortization  (555,675)           (401,539)

                              $ 859,368          $  858,752

                                           F-4



3. Inventories consisted of the following at September 30, 1996 and December 31,1995.




                       (Unaudited)
                       September 30               December 31
                          1996                       1995



Raw Material           $ 2,171,096               $ 1,509,821
Work in Progress           304,695                   176,130
Finished Goods             352,454                   470,051
Other                      365,689                    86,514

                       $ 3,193,934               $ 2,242,516