Form 10KSB
period 1996-12-31
INTELLIGENT CONTROLS INC
filed 1997-03-31
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549                CONFORMED COPY
                   ---------------------------------------
                                 FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______________ to ______________

                             Commission File No.
                                   1-13628

                         INTELLIGENT CONTROLS, INC.
               (Name of small business issuer in its charter)

                Maine                                01-0354107
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                 74 Industrial Park Road, Saco, Maine 04072
             (Address of principal executive offices) (Zip code)

      Issuer's telephone number:  (207) 283-0156

      Securities registered under Section 12(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------

            Common Stock,                      American Stock Exchange
            no par value

      Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for its most recent fiscal year: $9,891,000

The aggregate market value of the voting stock held by non-affiliates as of March 16, 1997 was $4,143,600.

There were 3,242,394 shares of Common Stock of the issuer outstanding as of March 16, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the 1997 Annual Meeting of Shareholders (to be filed by April 30, 1997).

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Intelligent Controls Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. Primarily, INCON develops, manufactures, and sells electronic measurement systems to the petroleum and power utility industries. The table below shows sales for these product lines over the past three years.


                          NET SALES BY PRODUCT LINE
                           (Dollars In Thousands)

                               1996               1995               1994
                          ---------------    ---------------    ---------------
                          Total     % of     Total     % of     Total     % of
                          Sales     Sales    Sales     Sales    Sales     Sales
                          -----------------------------------------------------

Petroleum (ATG):

  OEMs                    $  557      6%     $  264      3%     $  372      5%
  End Users                7,881     79%      7,856     84%      5,617     78%

Utility and Other

  Power Utility            1,198     12%        912     10%        939     13%
  General Instrument         255      3%        244      3%        267      4%
                          -----------------------------------------------------

      TOTAL NET SALES     $9,891    100%     $9,276    100%     $5,602    100%


Petroleum Equipment Segment

INCON manufactures a line of electronic instruments for use in retail gasoline stations and similar locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground storage tanks ("ASTs"). The product line includes automatic tank gauges, dedicated leak detectors, liquid level sensors, line leak detectors, and various accessories, all of which are used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), and to provide information for the station owner to manage his inventory and business. The manufacturing process for these and other INCON products consists of light mechanical and electronic assembly.

In the petroleum equipment segment, INCON's primary products are its automatic tank gauge systems, which consist of wall-mounted electronic tank gauge consoles, tank-mounted liquid level sensors, leak sensors, and associated accessories. These systems provide very accurate measurement of inventory (gasoline or other liquid) in a UST or AST. INCON's tank gauges also perform leak tests to determine whether product is leaking from the tank. ATG systems can also monitor a wide variety of leak detection sensors which may be located between the walls of double wall tanks, in sumps, under dispensers, or in other locations where leaking product may collect.

In 1995 INCON began field testing a new product for detecting leaks in pipes. The Company's electronic Line Leak Detector ("LLD") monitors the pressurized piping between the tank-mounted submersible pump (located in the tank) and the dispenser (gas pump) in service stations and similar facilities. The product is designed to meet pipeline monitoring requirements imposed by EPA regulations. The LLD can interface with the ATG or stand alone. In 1996 the product went through a number of design changes and an extensive beta test program. The product is now in full release.

INCON also offers dedicated leak detection ("DLD") consoles. These devices are similar to the ATG console, except that they do not measure inventory levels. Instead, these devices monitor leak detection sensors only, and provide certain kinds of customers with an inexpensive alternative for achieving regulatory compliance.

In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to expand the systems for special applications, allow the systems to sense leaks in many different locations, and simplify installation. Some of these products are assembled by the Company, although many are made by outside vendors to INCON's specifications.

In September 1994 INCON began producing its own liquid level sensor. INCON's liquid level sensors are based on magnetostrictive position measurement technology which is widely accepted in the industry. The in-house manufacturing of liquid level sensors gives INCON increased control over this important component and has significantly reduced the overall cost of this component to the Company. In most cases, each UST or AST requires a liquid level sensor. INCON's ATG consoles will support from one to eight liquid level sensors.

Under a private label contract, INCON manufactures a Digital Liquid Level Sensor ("DLP"). This device integrates microcomputer functions of the automatic tank gauge console into the tank mounted liquid level sensor. The microprocessor in the DLP interprets the signals from the level and temperature sensing systems and transmits the processed data to a remote computer or other device. Data from many sensors are transmitted over a common cable in a manner similar to a computer local on a network. This product eliminates the need for the ATG console, and allows the ATG information to be read directly by personal computers, cash registers, point of sale equipment, or fuel management systems, whether remotely or at the site.

The demand for ATGs, DLDs, and LLDs domestically has been bolstered by regulations promulgated by the Environmental Protection Agency and, in some cases, by state environmental regulators. Present EPA regulations require new UST systems to meet certain performance standards and all USTs (new or old) to be monitored for leakage. In addition to more sophisticated techniques (such as automatic tank gauging), EPA regulations currently permit the use of inventory reconciliation and manual (dip stick) testing as a means of leak detection. Although simpler and less expensive, these methods do not provide for accurate inventory measurement and control. Moreover, EPA leak detection requirements will become more stringent. After December 22, 1998, inventory reconciliation and manual testing will be permissible only (i) during the first ten years after a tank is newly installed or upgraded in accordance with EPA performance standards or (ii) in the case of small tanks having less than 550 gallons of capacity. In addition all tanks must meet EPA performance standards by 1998. Management anticipates that the 1998 upgrade deadline and restriction of reconciliation and manual testing will favorably affect the market for ATGs, DLDs, and LLDs through 1998 and beyond.

Internationally, many countries have environmental laws similar to the United States and the demand for ATGs, DLDs and LLDs is expected to grow in these countries. In 1996, INCON received a $2 million dollar order to supply tank gauge systems to Taiwan.


Power Utility and General Instrument Segment

INCON's Power Utility and General Instrument Lines consist of electronic instruments for measurement and control in power utilities and general industrial applications. Typical customers include large publicly owned electric power utilities, municipal utilities, and manufacturing customers.

The power utility product line includes two instruments used in power utility substations, the Model 1250, and the Optimizer[TRADEMARK]. These products offer automated control and data collection for electrical substations. Two other power utility products, the Model 1255 and Model 1810, are offered for use in automating hydroelectric generating plants.

The Model 1250 Tap Position Monitor is used on large high-voltage transformers. These transformers are typically equipped with "tap changers" which regulate the voltage on the power utility transmission and distribution grid. The voltage is adjusted by switching to any one of approximately 32 "voltage taps." The Model 1250 allows the utility to monitor which tap has been selected from a central monitoring facility through their "system control and data acquisition" system (SCADA). The utility can then establish interactive control over the tap selection equipment through the same SCADA system and can thereby adjust and regulate the voltage being produced by the transformer. This product is sold directly to the manufacturers of transformers and is mounted on most new transformers sold.

The Optimizer is a microprocessor-based monitoring device used to predict life and to schedule preventive maintenance for high voltage circuit breakers used by electric power utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was fully released in 1996 and is being marketed both domestically and internationally.

Based on data from Electrical World Magazine, the Company's management estimates that there are approximately 400,000 power utility circuit breakers in the United States. Compared to the present industry standard of periodically disassembling the breaker, inspecting it, and replacing key parts, the Optimizer offers the advantage of actually measuring the stress to which the circuit breaker has been subjected to and better predicting when it needs maintenance. This information allows the utility to extend the interval between preventive maintenance operations thereby significantly reducing the cost of circuit breaker maintenance. Based on industry technical meetings and meetings with power utility executives, INCON management believes power utilities in recent years have increased their level of investment in monitoring equipment in order to control maintenance costs.


Competition

The petroleum equipment business is very competitive. The Company's products compete with similar products from other manufacturers in the industry. In addition to INCON, there are at least four other significant suppliers of automatic tank gauge systems, one of whom is believed to have approximately a 50% market share. These suppliers generally are larger and have greater resources than the Company. In addition, there are at least ten other minor suppliers of ATGs.

INCON has a strong competitive position in the power utility business for its particular product niche. The Company is the only supplier of programmable tap position monitoring systems in the United States, and competes only with older technologies. The competing products tend to be somewhat lower in price, but are more difficult to install, are not programmable, and have more parts that are subject to wear and replacement. There are many types of transformers and tap changers in service in the United States today that operate with the Model 1250, and the 1250's programmability gives it a major advantage over non-programmable products.

INCON owns exclusive rights to the U.S. patent on the Optimizer technology. Rising interest in the concept of circuit breaker monitoring has resulted in several competing products being offered by other companies. However, competing products tend to have fewer features and are more costly.


Raw Materials

In most of its products, INCON tries to utilize off-the-shelf electronic components which are readily available from more than one distributor. However, there are some products which are designed around a particular manufacturer, such as in the use of microprocessor chips and printers. If one of these manufacturers were to suddenly cease production of a key component, the Company might need to find an alternate source or redesign the product.

Stainless steel and brass are the major components in two of the Company's products. Both of these commodities can fluctuate greatly in price due to supply and demand, thereby affecting the Company's future earnings.


Intellectual Property

INCON markets its petroleum equipment products under the registered trademark "Tank Sentinel".

INCON holds two patents for its electrical instruments and has filed a patent on its LLD product. The Company has copyrights for certain software. INCON's key software is highly technical and would be difficult to copy.

The Company has numerous trade secrets with regard to methods of detecting leaks in tanks and pipelines. Among these are the INCON's volumetric tank leak testing algorithm, its continuous automatic leak detection algorithm, and its method of detecting leaks in pressurized piping. Similarly, INCON's process for producing the magnetostrictive wire required by the liquid level sensor is a Company secret.


General

In 1996 no single customer accounted for more than 10% of the Company's business.

As of March 7, 1997 the Company employed 74 employees, including 10 in sales and marketing, 11 in research and development, 9 in administration, and 44 in manufacturing. All but 4 of these employees are full time.

The Company markets its products through networks of independent sales representatives. The Company also makes some of its sales on a direct basis, particularly in the case of products sold to OEMs.

INCON continuously invests in the development of new products and new applications for existing products. During 1994, 1995, and 1996, the expenditures relating to the development of new products and improvements to existing products were approximately $465,000, $965,000, and $983,000, respectively.


Government Regulation

The automatic tank gauge product line is used in service stations and requires listing by Underwriters Laboratory (UL) in the United States and by the Canadian Standards Association (CSA) in Canada. All major portions of the Tank Sentinel[REGISTERED TRADEMARK]ATG product line, including line leak detectors, are presently listed by UL and CSA.

The Tank Sentinel[REGISTERED TRADEMARK]ATG products perform leak detection in accordance with EPA regulation 40 CFR Part 280, Subpart D. To prove compliance with the federal and state regulations for monthly leak detection, the ATG system and line leak detectors must be tested by an independent laboratory in accordance with EPA regulations and certified to meet the EPA performance requirements. The INCON TS-1000 system, TS-2000 system and TS-LLD have been tested by Ken Wilcox Associates of Blue Springs, Missouri.

The Tank Sentinel[REGISTERED TRADEMARK]ATG products also meet the much more stringent standard for tank tightness. To prove compliance with the federal and state regulations for tank tightness tests, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the EPA performance requirements. The INCON TS-1000 and TS-2000 systems have been tested by Ken Wilcox Associates. In Canada the TS-1000 system, TS-2000 and TS-LLD are certified by Underwriters Laboratory of Canada in accordance with ULC/ORD-C58.12-1992, "Leak Detection Devices (Volumetric Type) For Underground Flammable Liquid Storage Tanks". This standard is very similar to EPA/530/UST-90/006.

With regard to INCON's own operations, the cost of compliance with federal, state, and local environmental laws does not materially affect the Company's financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. These buildings contain INCON's manufacturing facilities, and one building also contains its executive offices. One building is leased from a corporation owned in part by the Company's two principal shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on both buildings expire in August 1997 and include options to purchase at the then fair market value, subject to certain minimum purchase prices. The Company is currently evaluating whether to lease the current facilities another year or lease a larger building in the same industrial park. The Company believes it will renew these leases or lease alternate facilities, without any material adverse affect on operations in 1997.

The Company also operates a small sales office in Norwell, Massachusetts (south of Boston). This office is not material to the Company's business.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.


ITEM 3.  LEGAL PROCEEDINGS.

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v. Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action was brought by Mr. Knight, a former director and executive officer of INCON whose employment had recently been terminated by the Company. Mr. Knight alleges that he is owed $287,100 in unpaid bonus payments over a six and a half year period under his original Employment Agreement dated as of December 29, 1986. The complaint further alleges that he is entitled to $574,200 in statutory punitive damages, plus attorneys' fees and costs. The Company believes that the bonus arrangements called for in the 1986 agreement have been superseded from year to year by other annual bonus arrangements approved by the Board of Directors' of which Mr. Knight was a voting member, and that all bonus payments due to Mr. Knight were paid each year in accordance with the substitute arrangements. The Company has filed an answer denying all material allegations. The Company's management intends to defend vigorously against this claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 1996.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 15, 1995 the Company's common stock was accepted for listing and began trading on the Emerging Company Marketplace of the American Stock Exchange. The trading symbol for INCON common stock is ITC.

Prior to listing on the Emerging Company Marketplace, there was no trading market for the Company's common stock on any exchange or organized over-the-counter market. The high-low prices for the Company's stock for the last four quarters were as follows:

                                           High      Low
                                           ----      ---

      Quarter Ended March 31, 1996        $4 5/8    $3 3/4

      Quarter Ended June 30, 1996         $4 1/4    $2 7/8

      Quarter Ended September 30, 1996    $2 7/8    $1 7/8

      Quarter Ended December 31, 1996     $2 7/8    $1 3/4

As of March 16, 1997 the Company had approximately 487 shareholders of record.

It has been INCON's policy to reinvest all earnings in the business, and the Company has never paid dividends on its Common Stock. Also, under credit agreements with its bank, the Company may not declare or pay dividends to shareholders without the prior consent of the bank.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

1996 Compared to 1995
---------------------

Net sales totaled $9.9 million in 1996, an increase of $614,000 from 1995. The increase in sales was primarily a result of an increase in utility business and petroleum sales to OEM customers.

Petroleum Segment sales in 1996 increased 5% to $8.5 million from $8.1 million for the comparable period in 1995. The growth was attributable to an increase in sales to key accounts. The lateness of new products and problems uncovered with the Company's liquid level sensor contributed to the slow down in growth in the first half of 1996. The release of the line leak detector and improvements made to the liquid level sensor resulted in an 18% sales growth in the second half of 1996 compared to the same period in 1995.

The Utility Segment grew 27% to $1.4 million from $1.1 million in 1995. The growth in sales was attributable to the release of the Optimizer circuit breaker monitor and the increased investment in sales and marketing. In 1996 the Company shipped approximately $300,000 of Optimizer's compared to none in 1995. These were mostly evaluation units since utilities budget their spending in the prior year. The performance of these units has been favorable and the Company has received commitments for 1997.

Gross margins in 1996 were adversely affected by the mix of product sold and an increases in scrap. This resulted in margins falling from 47% in 1995 to 41% in 1996. The problems uncovered with the liquid level sensor and write-off of material associated with the line leak detector beta test program resulted in the increase in returned product and scrap. Also, in 1996 a greater portion of the sales were to key accounts which due to the size of the orders, they receive special pricing. This results in lower margins, offset however by decreased commission paid.

Operating expenses increased $470,000 in 1996 from 1995. This was a result of higher warranty costs, increased investment in product development and expenses associated with certain terminations of employment. Further, the funding of losses and increase in inventories resulted in higher borrowing and a $93,000 increase in interest costs. The increase in operating expenses and interest costs and lower margins contributed to a loss of $420,100 in 1996 compared to net income of $181,000 in 1995.


1995 Compared to 1994
---------------------

In 1995 net sales increased 29% to $9.3 million from $7.2 million in 1994. The Automatic Tank Gauge business grew 35% to $8.1 million from $6 million in 1994, while sales to the Power Utility and General Instrument business decreased to $1.1 million in 1995 from $1.2 million in 1994.

The growth in the Automatic Tank Gauge segment was attributable to increased market penetration and sales to key accounts. Examples of key accounts are large oil companies, trucking companies and convenience store chains. These types of accounts tend to place orders for at least a hundred tank gauge systems at a time. In 1995 sales to key accounts were $1.8 million or 22% of total Automatic Tank Gauge sales. The Company is continuing to expand its distribution base in North America and in the fourth quarter of 1995 entered into an international marketing agreement in order to distribute its product throughout the world.

The weak sales in the Power Utility and General Instrument business resulted from a focus on developing new products and a decrease in sales of the 1250 tap position monitor in the United States. The growth in the United States market for the 1250 has slowed and the Company is now looking toward the international market for this product. In 1995 the Company developed its new Optimizer circuit breaker monitor which is now in beta testing with a planned release for general shipment in the second quarter of 1996.

In 1995 gross margins increased to 47.1% from 44.5% in 1994. The increase in the gross margin was attributable to increased production volume, which lowered the per unit fixed cost, and full production of the Company's own liquid level sensor, which was being purchased from an outside source in 1994. In-house production of the liquid sensor and better buying helped reduce material prices to 36% of sales in 1995 from 43% in 1994.

The growth in sales and margins did not result in a growth in net income. In 1995 the Company more then doubled its investment in product development to $965,000 from $464,000 in 1994. The increase was necessary to complete the line leak detector, the Optimizer and the digital probe. The Company also experienced software problems which required it to accelerate the investment in software development. Delays in releasing new products and software problems carried into the field and resulted in an increase in warranty costs. The increase in warranty costs along with a $660,000 increase in selling expenses, attributable to higher commissions due to the increased sales, resulted in the $905,000 increase in SG&A. As a result of the increased investment in product development and warranty expense, net income decreased to $181,000 in 1995 from $293,000 in 1994.


Liquidity and Capital Resources
-------------------------------

In 1995 the Company utilized its working capital line of credit to fund the growth in inventories and accounts receivable. The current ratio (current assets divided by current liabilities) decreased to 2.0 from 2.6 in 1994. The decrease in the current ratio was attributable to a buildup in inventories and a slight increase in the aging of the accounts receivable. The increase in inventories was attributable to delays in introducing new products and to growth in sales. At the end of 1995 the Company had $137,000 available to be borrowed on its working capital line of credit and had utilized all available funds on the $500,000 equipment revolver.

In January of 1996, the Company changed banking relationships and increased the working capital line of credit to $3 million dollars from $1.5 million in 1995 and secured an acquisition line of credit of $4 million to be used for acquisitions. As of December 31, 1996 the Company had $984,000 available to be borrowed on the working capital line of credit. In 1996 the Company utilized borrowings on its working capital line of credit and a slow down in payments to suppliers. The increase in inventories was attributable to a buildup of material for a large order for a company in Taiwan and increased line leak detector inventory required to cover new orders of that product. Both of these were shipped in the first quarter of 1997. The slower payments to suppliers was temporary and was paid down in the first quarter of 1997. This did not affect our ability to continue to have open credit with our suppliers. A total of $204,000 in capital additions was funded with the equipment revolver.

The Company feels that current funds and existing lines of credit will fund operations for the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS.

Audited financial statements of the Company appear beginning at page F-1 below, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosures in 1996.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders, which is to be filed by April 30, 1996.

Under the bylaws of the Company, all executive officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:

Name                Age    Positions with Company
----                ---    ----------------------

Alan Lukas          46     Chief Executive Officer, Director, and Chairman
                           of the Board

Kenneth J. Burek    37     Vice President of Finance

Alan Lukas founded INCON in 1978. Previously he had held positions as Project Engineer at GenRad (1972-1973), Applications Engineer at Analog Devices, Inc. (1973), Product Marketing Manager at Teledyne Philbrick
(1974), and Engineering Manager at Process Development Corp., Division of Honeycomb Systems (1975-1978). From 1975 to 1978, Mr. Lukas served on the Board of Directors of ImmunoSystems Inc. of Scarborough, Maine, a firm engaged in the detection of hazardous substances in the environment. He currently serves on the Board of Directors and Executive Committee of the Center for Technology Transfer in Portland, Maine, and is a member of the Advisory Board of the School of Engineering Science at the University of Southern Maine. He has been a director of INCON since 1978.

Mr. Burek joined INCON in January 1993. Previously he was Corporate Controller of Atlantic Antibodies, a division of Bausch and Lomb, from 1985 to 1987, and Corporate Controller at the Hews Company from 1988 to 1992.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders.


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                                 SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                       By: /s/ Kenneth J. Burek
                                           ---------------------------
                                       Kenneth J. Burek, Vice President
                                        of Finance (principal financial officer)
                                        Date:  March 28, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/  Alan Lukas                        Date:  March 28, 1997
-----------------------------------
Alan Lukas, President, Chief
 Executive Officer and Director


/s/ Kenneth J. Burek                   Date:  March 28, 1997
-----------------------------------
Kenneth J. Burek, Vice President
 of Finance (principal accounting
 officer, principal financial officer)


/s/ Paul  F. Walsh                     Date:  March 28, 1997
-----------------------------------
Paul F. Walsh, Director


/s/ Charlton H. Ames                   Date:  March  28, 1997
-----------------------------------
Charlton H. Ames, Director


/s/ George E. Hissong                  Date:  March 28, 1997
-----------------------------------
George E. Hissong, Director


/s/  Nathaniel V. Henshaw              Date:  March  28, 1997
-----------------------------------
Nathaniel V. Henshaw, Director



                              Index to Exhibits
                              -----------------

                                                                      Sequential
Exhibit No.    Description                                             Page No.
-----------    -----------                                            ----------

3(i) Articles of Incorporation; incorporated by reference to Exhibit 2.1 of the Registrant's Form 1-A, filed
               June 19, 1993, as amended, SEC File No. 24B-3429
               ("Registrant's Form 1-A")

3(ii) Bylaws, as currently in effect, incorporated by reference to exeibit 3 (ii) of the Registrant's Form
               1995 10K-SB filed March 29, 1996, SEC File no. 1-13628

4              See Exhibits 3(i) and 3(2)

10.1 Technology Transfer Agreement and License Agreement, dated January 17, 1991, with Control Engineers, Inc.;
               incorporated by reference to Exhibit 6.1 of the Registrant's Form 1-A

10.2           Agreement, executed March 6 and 7, 1991, with Power
               Solutions, Inc.; incorporated by reference to Exhibit
               6.2 of the Registrant's Form 1-A

10.3           Lease Agreement, dated as of April 11, 1991;
               incorporated by reference to Exhibit 6.4 of the Registrant's Form 1-A

10.4 Lease Agreement, dated June 21, 1994; incorporated by reference to Exibit 10.4 of the Rigistrant's Form
               10-KSB for the fiscal year ended December 31, 1994

10.5 Employment Agreement, dated as of December 29, 1986, with John Knight, a former executive officer;
               incorporated by reference to Exibit 6.9 of the Registrant's Form 1-A

Note: Compensatory plans and management contracts are filed as Exhibits 10.6 through 10.11 below.

10.6 1984 Incentive Stock Option Plan; incorporated by reference to Exhibit 6.5 of the Registrant's Form 1-A

10.6A          Amendment No. 1 to 1984 Incentive Stock Option Plan;
               incorporated by reference to Exhibit 10.5A of the Registrant's Form 10-SB

10.6B          Amendment No. 2 to the 1984 Incentive Stock Option
               Plan

10.7 Advisory Board Stock Option Plan; incorporated by reference to Exhibit 6.6 of the Registrant's Form 1-A

10.8 1993 Director Stock Option Plan; incorporated by reference to Exhibit 6.6 of the Registrant's Form 1-A

10.9 1994 Employee Stock Purchase Plan; amended and restated as of January 1, 1996

10.10          Employment Agreement, dated as of March 1, 1991, with
               Richard P. Trask; incorporated by reference to
               Exhibit 6.10 of the Registrant's Form 1-A

10.11          Form of Confidentiality and Nondisclosure Agreement;
               incorporated by reference to Exhibit 6.11 of the Registrant's Form 1-A


21 Subsidiaries of the Registrant; incorporated by reference to Exhibit 21 of the Registrant's Form 1-A

27             Article 5, Financial Data Schedule


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have audited the accompanying balance sheets of Intelligent controls, Inc., as December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Controls, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  Coopers & Lybrand L.L.P.
-----------------------------------

Portland, Maine
January 31, 1997




                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                         December 31, 1996 and 1995

                                   ASSETS
                                   ------
                               (Notes 4 and 5)

                                                                 1996           1995
                                                                 ----           ----

Current assets:
  Cash and cash equivalents                                   $  133,690     $  225,518
  Accounts receivable, net of allowance for doubtful
   accounts of $60,000 in 1996 and $29,495 in 1995             1,960,979      1,952,846
  Inventories (Note 2)                                         2,863,335      2,242,516
  Prepaid expenses and other                                     312,837        296,321
  Income tax receivable                                          160,000              -
  Deferred income taxes (Note 6)                                 210,000        126,300
                                                              -------------------------

      Total current assets                                     5,640,841      4,843,501

Property and equipment, net (Note 3)                             851,081        858,752

Other assets                                                      19,979         13,825

Restricted cash (Note 10)                                        199,120              -
                                                              -------------------------
                                                              $6,711,021     $5,716,078
                                                              =========================

                     LIABILITIES AND STOCKHOLDERS EQUITY
                     -----------------------------------

Current liabilities:
  Note payable - bank (Note 4)                                $2,015,862     $1,362,647
  Accounts payable                                               881,349        446,840
  Accrued expenses                                               673,767        443,366
  Accrued income taxes payable                                         -         51,068
  Current portion of long-term debt (Note 5)                     191,700        160,500
                                                              -------------------------

      Total current liabilities                                3,762,678      2,464,421

Long-term debt, net of current portion (Note 5)                  409,967        535,677

Deferred taxes (Note 6)                                           58,450         45,750

Deposit from stockholder (Note 10)                               199,120              -
                                                              -------------------------

Commitments (Note 8)

Stockholders' equity (Note 7):
  Common stock, no par value; 5,000,000 shares authorized;
   3,238,952 shares issued in 1996 and 3,215,590 in 1995       2,252,041      2,221,352
  Retained earnings                                               33,071        453,184
  Treasury stock, 2,153 shares at cost                            (4,306)        (4,306)
                                                              -------------------------

      Total stockholders' equity                               2,280,806      2,670,230
                                                              -------------------------
                                                              $6,711,021     $5,716,078
                                                              =========================


    The accompanying notes are an integral part of the Financial Statements


                         INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF INCOME

               For the Years Ended December 31, 1996 and 1995




                                                        1996           1995
                                                        ----           ----

Net sales                                            $9,890,728     $9,276,576

Cost of sales                                         5,836,720      4,910,567
                                                     -------------------------

Gross profit                                          4,054,008      4,366,009

Operating expenses:
  Selling, general and administrative                 3,511,273      3,060,189
  Research and development                              983,261        964,621
                                                     -------------------------

                                                      4,494,534      4,024,810
                                                     -------------------------

Operating income (loss)                                (440,526)       341,199

Other income (expense):
  Interest expense                                     (186,734)       (93,332)
  Other income (expense)                                (23,853)        31,292
                                                     -------------------------

                                                       (210,587)       (62,040)
                                                     -------------------------
Income (loss) before income tax expense (benefit)      (651,113)       279,159

Income tax expense (benefit) (Note 6)                  (231,000)        98,650
                                                     -------------------------

Net income (loss)                                      (420,113)       180,509
                                                     =========================

      Net income (loss) per share                    $     (.13)    $      .05
                                                     =========================

      Weighted average and fully diluted common
       and common equivalent shares outstanding       3,231,058      3,504,815
                                                     =========================


    The accompanying notes are an integral part of the Financial Statements



                         INTELLIGENT CONTROLS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY

               For the Years Ended December 31, 1996 and 1995

                                                                                       Total
                                    Common Stock           Retained    Treasury     Stockholders'
                                Shares        Amount       Earnings      Stock        Equity
                               -----------------------------------------------------------------

Balances, January 1 1995       3,185,096    $2,196,312     $272,675    $(12,684)    $2,456,303

Exercise of stock options
 (Note 8)                         30,250        19,842                                  19,842

Issuance of common stock             244         1,009                                   1,009

Sale of 4,189 treasury
 shares                                          4,189                    8,378         12,567

Net income                             -             -      180,509           -        180,509
                               ---------------------------------------------------------------

Balances, December 31, 1995    3,215,590     2,221,352      453,184      (4,306)     2,670,230

Exercise of stock options
 (Note 8)                         16,758        12,828            -           -         12,828

Issuance of common stock           6,604        17,861            -           -         17,861

Net Loss                               -             -     (420,113)          -       (420,113)
                               ---------------------------------------------------------------

Balances, December 31, 1996    3,238,952    $2,252,041    $  33,071    $ (4,306)    $2,280,806
                               ===============================================================


    The accompanying notes are an integral part of the Financial Statements


                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF CASH FLOWS

                For the Years Ended December 31 1996 and 1995


                                                         1996          1995
                                                         ----          ----

Cash flows from operating activities:
  Net income (loss)                                   $(420,113)    $   180,509
  Adjustments to reconcile net income to net cash
   used by operating activities:
    Depreciation and amortization                       212,073         141,113
    Deferred income taxes                               (71,000)        (61,450)
    Changes in assets and liabilities:
      Accounts receivable                                (8,133)       (637,637)
      Inventories                                      (620,819)       (615,086)
      Prepaid expenses and other current assets         (16,516)       (116,280)
      Income tax Receivable                            (160,000)              -
      Accounts payable and accrued expenses             664,910         132,108
      Accrued income taxes payable                      (51,068)        (53,556)
      Other                                              (6,154)         (3,948)
                                                      -------------------------

  Net cash used by operating activities                (476,820)     (1,034,227)
                                                      -------------------------

Cash flows from investing activities:
  Capital expenditures                                 (204,402)       (490,029)
                                                      -------------------------

  Net cash used by investing activities                (204,402)       (490,029)

Cash flows from financing activities:
  Net borrowings on note payable - bank                 653,215         862,647
  Issuance of long-term debt                            104,770         483,970
  Repayment of long-term debt                          (199,280)       (131,923)
  Issuance of common stock, net                          30,689          20,851
  Sale  of treasury stock                                     -          12,567
  Increase in restricted cash balances                 (199,120)              -
  Increase in liability to shareholder                  199,120               -
                                                      -------------------------

  Net cash provided by financing activities             589,394       1,248,112
                                                      -------------------------

Net (decrease) in cash                                  (91,828)       (276,144)

Cash and cash equivalents at beginning of year          225,518         501,662
                                                      -------------------------

Cash and cash equivalents at end of year              $ 133,690     $   225,518
                                                      =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $ 185,456     $    95,347
    Income taxes                                         30,276         213,656


    The accompanying notes are an integral part of the Financial Statements



                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 1996 and 1995


1.  Summary of significant accounting policies


      Organization and operations
      ---------------------------

      The Company is engaged primarily in designing and manufacturing microprocessor-based control devices and systems for industrial, commercial and power utility applications.

      Use of estimates
      ----------------

      The preparation of financial statements in conforming with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Cash and cash equivalents
      -------------------------

      The Company considers all highly liquid debt instruments purchased with a maturity of three months of less to be cash equivalents.

      Revenue recognition
      -------------------

      Substantially all revenue is related to the sale of products and is recorded at the time of shipment to the customer.

      Inventories
      -----------

      Inventories are stated at the lower of cost (average cost) or market (net realizable value) on a first in first out basis.

      Property and Equipment
      ----------------------

      Property and equipment are stated at cost. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of the equipment and computer equipment (three to ten years) and the lease terms for the leasehold improvements for book and tax purposes.

      Expenditures for maintenance, repairs and minor replacements are charged to operations while expenditures for major replacements and betterment's are added to property, plant, and equipment accounts. When fixed assets are sold, retired or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

      Net income per share
      --------------------

      Net income per share is computed on the weighted average number of equivalent share of the Company's common stock outstanding during the period, given effect to stock options considered to be dilutive.
      Fully diluted net income per share is equivalent to the primary income per share amounts.

      Fair value of Financial Instruments
      -----------------------------------

      At December 31, 1996, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also has approximate their value as of December 31, 1996 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

      Impairment Accounting
      ---------------------

      The Company adopted Financial accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for long-lived Assets to be Disposed of," (SFAS No. 121) in 1996. The Company reviews the recoverability of its Long-Lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to Long-Lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

      New Accounting Pronouncements
      -----------------------------

      In February 1997, the Financial Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
      128) and No. 129, "Disclosure of Information About Capital Structure" (SFAS No. 129). SFAS No. 128 will require a change in how the Company calculates earnings per share and SFAS No. 129 will require disclosure of certain information about the Company's capital structure. The requirements of these pronouncements are effective for the Company's fiscal year ending December 31, 1997 and the impact of these statements on the Company's financial statements has not yet been determined.

2.  Inventories

      Inventories consisted of the following at December 31, 1996 and 1995:

                                    1996          1995
                                    ----          ----

      Raw materials and parts    $1,930,834    $1,509,821
      Work-in-progress              294,576       176,130
      Finished goods                587,788       470,051
      Supplies and other             50,137        86,514
                                 ------------------------
                                 $2,863,335    $2,242,516
                                 ========================


3.  Property and equipment

      Property and equipment consisted of the following at December 31, 1996 and 1995:

                                                           1996          1995
                                                           ----          ----

      Equipment                                         $1,119,610    $  933,658
      Furniture and fixtures                               120,087       118,966
      Computer software                                    119,554       103,164
      Leasehold improvements                               105,442       104,503
                                                        ------------------------

                                                        $1,464,693    $1,260,291

      Less accumulated depreciation and amortization       613,612       401,539
                                                        ------------------------

                                                        $  851,081    $  858,752
                                                        ========================

4.  Note payable - bank

      Note payable - bank represents amounts borrowed under a $3,000,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictions, including those related to new borrowings, maximum debt to equity ratio, and debt service coverage. Interest is variable at the bank's base rate plus .25% (8.75% at December 31, 1996). At December 31, 1996, an additional $984,138 was available to be borrowed under the line. The weighted average interest rate on outstanding borrowings for 1996 was 8.83%.

5.  Long-term debt

      Long-term debt consisted of the following at December 31, 1996:


        Term note payable, interest at 9.5%
         payable monthly through December 1999                      $ 102,644

        Borrowing under a $1,000,000 revolving credit agreement
         with a bank, interest at a variable rate (9.0%) at
         December 31, 1996), with principal and interest payable
         monthly through January 2000                                 499,023
                                                                    ---------

                                                                      601,667

        Less current portion                                         (191,700)
                                                                    ---------

                                                                    $ 409,967
                                                                    =========

      The revolving credit agreement to a bank is collateralized in the same manner and subject to the same conditions as the note payable described in Note 4. The term note payable is collateralized by a subordinated interest in Company assets is guaranteed by a stockholder and contains restrictions with respect to dividends capital, expenditures, and new borrowings.


      At December 31, 1996, aggregate maturities of long-term debt are as follows:


          1997            $191,700
          1998             194,800
          1999             198,200
          2000              16,967

6.  Income taxes

      Income tax expense (benefit) consists of the following:

                                                   1996          1995
                                                   ----          ----

        Current:

          Federal                               $(125,000)    $ 128,000
          State                                   (35,000)       32,100
                                                -----------------------

                                                 (160,000)      160,100
                                                -----------------------
        Deferred:

          Federal                                 (55,000)      (48,750)
          State                                   (16,000)      (12,700)
                                                -----------------------

                                                  (71,000)      (61,450)
                                                -----------------------

          Total income tax expense (benefit)    $(231,000)    $  98,650
                                                =======================


      The actual income tax benefit differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                          1996      1995
                                                          ----      ----

        Computed expected income tax expense (benefit)    (34)%     34%
        State income taxes, net of federal benefit         (7)       7
        Other                                               6       (6)
                                                          ------------

          Total income tax expense (benefit) rate         (35)%     35%
                                                          ============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following at December 31, 1996 and 1995:

                                     1996        1995
                                     ----        ----

      Deferred tax assets:
        Inventory                  $ 92,000    $ 59,000
        Reserves                    104,000      55,000
        Compensation                 14,000      12,300
                                   --------------------

                                   $210,000    $126,300
                                   ====================

      Deferred tax liabilities:
        Depreciation               $ 58,450    $ 45,750
                                   ====================

7.  Common stock

      The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, and an Advisory Board Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vests at a rate of 20% per year while options granted under the other two plans vest immediately. options granted under the 1984 Incentive Stock Option Plan expire after 10 years while options granted under the other two plans expire after 5 years. As of December 31, 1996, 215,000 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 1996 and 1995 is:

                                           Number of    Weighted Average
                                            Shares       Exercise Price

Outstanding at January 1, 1995              418,968          $0.92

Issued during 1995                          110,000          $3.92

Exercised during 1995                       (30,767)         $0.66

Outstanding December 31, 1995               498,201          $1.61

Issued during 1996                           87,500          $3.42

Lapsed during 1996                          (73,135)         $3.90

Exercised during 1996                       (17,058)         $0.77

Outstanding at December 31, 1996            495,508          $1.69


Shares exercisable at December 31, 1995     383,200
                                            =======

Shares exercisable at December 31, 1996     363,900
                                            =======

      The weighted average fair value of options granted in 1996 and 1995 was $1.14 and $1.28, respectively and the range of exercise prices at December 31, 1996 is $0.25 to $4.52.

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123). This statement requires a fair value based method of accounting for employee stock options and would result in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using value based method as prescribed by Accounting Principles Board Opinion 25, " Accounting for Stock Issued to Employees" (APB No.
      25). The Company has elected to follow APB No. 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements under SFAS No. 123, the Company's net income and earnings per share would have been to the pro forma amounts indicated below:


                                                1996                       1995
                                       ------------------------    --------------------
                                           As           Pro           As          Pro
                                        Reported       Forma       Reported      Forma

        Net income (loss)              $(420,113)    $(447,517)    $180,509    $161,768

        Net income (loss) per share    $   (0.13)    $   (0.14)    $   0.05    $   0.05


      The fair value of stock options in the pro forma accounts for 1996 and 1995 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield expected volatility of 15% for both years; risk-free interest rates of 7% for 1996 and 6.5% for 1995; and expected life of 7 years for both years.


8.  Commitments

      The company leases two facilities, including one from a related party, and various computer and office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to August 1997. Minimum lease payments over the fixed terms of these leases are as follows:


                     1997       $81,300
                     1998         6,300

      Rent expense was $112,900 and $114,300 in 1996 and 1995, respectively, including $62,719 and $61,725 to a related party.

      The company manufactures a certain product line under an exclusive license agreement which requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was $14,531 and $10,000 in 1996 and 1995 respectfully.

9.  Employee benefit plan

      The Company has adopted a 401(k) plan which covers all eligible employees and includes a matching contribution by the Company. In 1995, the Company's Board of Directors voted to increase the Company's match from 40% of the first 5% of the employee's contribution, to 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were $29,500 and $17,400 in 1996 and 1995, respectively.


10.  Litigation

      On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v. Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action was brought by Mr. Knight, a former director and executive officer of Intelligent Controls, Inc. whose employment was terminated by the Company in June 1996. Management is vigorously contesting the case and the ultimate outcome is unknown. Accordingly no amounts have been accrued for in the financial statements relating to this litigation. Mr. Knight has paid the Company $199,120 to exercise stock options. The funds are being held in escrow and have been classified as restricted cash on the balance sheet.