Form 10-K/A
period 1996-12-31
INTELLIGENT CONTROLS INC
filed 1997-04-30
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB/A
                             (Amendment No. 1)

     [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ____ to ____

Commission File No. 1-13628

                          INTELLIGENT CONTROLS, INC.
               (Name of small business issuer in its charter)

                  Maine                          01-0354107
        (State of incorporation)       (IRS Employer Identification No.)

               74 Industrial Park Road, Saco, Maine        04072
             (Address of principal executive offices)    (Zip code)

Issuer's telephone number:  (207) 283-0156

Securities registered under Section 12(b) of the Exchange Act:


Title of each class          Name of each exchange on which registered
-------------------          -----------------------------------------

   Common Stock,                      American Stock Exchange
   no par value

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  [X]       No   [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.       [X]

Issuer's revenues for its most recent fiscal year: $9,891,000

The aggregate market value of the voting stock held by non-affiliates as of March 16, 1997 was $4,143,600.

There were 3,242,394 shares of Common Stock of the issuer outstanding as of March 16, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format:  Yes [ ]      No [X]

This Amendment contains the information required in Items 9, 10, 11, and 12 of Form 10-KSB. In addition, this Amendment corrects a typographical error in a net sales table in Item 1.


                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Intelligent Controls Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. Primarily, INCON develops, manufactures, and sells electronic measurement systems to the petroleum and power utility industries. The table below shows sales for these product lines over the past three years.


                          NET SALES BY PRODUCT LINE
                           (Dollars In Thousands)

                            1996               1995               1994
                       ---------------    ---------------    --------------
                       Total     % of     Total     % of     Total     % of
                       Sales     Sales    Sales     Sales    Sales     Sales
                       ----------------------------------------------------

Petroleum (ATG):

  OEMs                 $  557      6%     $  264      3%     $  372      5%
  End Users             7,881     79%      7,856     84%      5,617     78%

Utility and Other

  Power Utility         1,198     12%        912     10%        939     13%
  General Instrument      255      3%        244      3%        267      4%
                       ---------------------------------------------------

      TOTAL NET SALES  $9,891    100%     $9,276    100%     $7,195    100%


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

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Company's Board of Directors are as follows:

                                  Year First
                                  Elected as
Name of Director        Age        Director        Positions with Company
----------------        ---       ----------       ----------------------


Alan Lukas              46           1978            Chief Executive Officer,
                                                     Chairman of the Board,
                                                     Director

Charlton H. Ames        55           1991            Director

Nathaniel V. Henshaw    35           1993            Director

George E. Hissong       61           1996            Director

Paul F. Walsh           47            N/A            Nominee for election as a
                                                     Director

The directors of the Company are elected for one year terms at the Annual Meeting of Shareholders.

The executive officers of the Company are as follows:

Name                Age    Positions with Company
----                ---    ----------------------

Alan Lukas          46     Chief Executive Officer, Director, and Chairman
                           of the Board

Kenneth J. Burek    37     Vice President of Finance

Mr. Lukas founded INCON in 1978. Previously he had held positions as Project Engineer at GenRad (1972-1973), Applications Engineer at Analog Devices, Inc. (1973), Product Marketing Manager at Teledyne Philbrick
(1974), and Engineering Manager at Process Development Corp., Division of Honeycomb Systems (1975-1978). From 1975 to 1978, Mr. Lukas served on the Board of Directors of ImmunoSystems Inc. of Scarborough, Maine, a firm engaged in the detection of hazardous substances in the environment. He currently serves on the Board of Directors and Executive Committee of the Center for Technology Transfer in Portland, Maine, and is a member of the Advisory Board of the School of Engineering Science at the University of Southern Maine. He has been a director of INCON since 1978.

Mr. Ames has served as President of Morse, Payson & Noyes Capital Corporation, a private investment firm, since 1985. Since such time, he has also managed the investment portfolio of Katahdin Securities, a venture capital firm.
From 1977 to 1985, he was Vice President of Ames & Wellman Company, a private investment firm. Mr. Ames became a Director of INCON in 1991.

Mr. Henshaw has been a Loan & Investment Officer of Coastal Enterprises, Inc.
(CEI), which provides various types of equity and debt financing to local businesses, since 1988. He also serves as President of Coastal Ventures, Inc., the general partner of a recently formed venture capital fund sponsored by CEI. Mr. Henshaw became a Director of INCON in 1993.

Mr. Hissong has served as a Trustee of the Kennebunk Light and Power District since 1991. From 1978 to 1986 he was Chairman and President of Energy Sciences Inc. He currently is Treasurer of Hissong Development Corporation. Mr. Hissong was elected a Director in March 1996.

Mr. Walsh has served as President and Chief Executive Officer of Wright Express Corporation, an information and financial services company, since February 1995. From January 1990 to February 1995, Mr. Walsh was Chairman of BancOne Investor Services Corporation, a financial services company. He has served since 1990 as a Director of Staples, Inc., a leading office supplies distributor. Mr. Walsh is a nominee for election as a Director of INCON at the Annual Meeting of Shareholders.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock) are required to file with the Securities and Exchange Commission and the Companyvarious reports disclosing their ownership of Company securities and changes in such ownership. To the Company's knowledge, all requisite reports for 1996 were filed in a timely manner.


ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information for each of the fiscal years ended December 30, 1996, 1995 and 1994 regarding compensation paid to the Company's Chief Executive Officer. No other officer was paid compensation in excess of $100,000 in the fiscal year ended December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                      Annual Compensation
             --------------------------------------
                                                        All
                                              Other     Other
                                              Compen-   Compen-
Name           Year       Salary      Bonus   sation    sation
----           ----       ------      -----   ------    -------

Alan Lukas     1996       $84,000         $0      $0    $0 (1)
               1995       $86,300         $0      $0
               1994       $74,900     $3,000      $0

<F1>  The Company leases a facility from a corporation owned in part by Alan
      Lukas. Alan Lukas' profits from this arrangement currently amount to less than $1,250 per year. See Item 12 below.

Each non-employee director of the Company receives as compensation (i) cash payments of $500 per meeting and (ii) grants of stock options (1,000 shares per quarter) having an exercise price equal to 100% of the fair market value of the stock as of the date of grant. Mr. Ames, prior to April 1, 1996, received cash payments of $1,000 per quarter (and no stock options) as compensation for his services as a director, and cash payments of $1,500 per quarter for other consulting services to the Company; on April 1, 1996, he began receiving the same compensation as the other directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of April 15, 1997, the Company's outstanding capital stock consisted of 3,242,394 shares of Common Stock, no par value. Set forth below, as of such date, is information concerning the only persons known to the Company to beneficially own more than five percent of the outstanding shares.

                              Number of Shares          Percent
Name and Address             Beneficially Owned         of Class
----------------             ------------------         --------

Alan Lukas                     1,172,080  (1)           36.1% (1)
74 Industrial Park Road
Saco, Maine 04072

<F1>  Includes 1,056,783 shares owned directly by Alan Lukas, 87,397 shares owned by his wife, 17,000 shares held by Alan Lukas as custodian for his child, and 7,500 shares owned by Lukas Brothers, a general partnership of which Alan Lukas is one of the three partners.

The following table shows, as of April 15, 1997, the number of shares of Common Stock which, to the Company's knowledge, were beneficially owned by executive officers of the Company and by each director. Except as otherwise indicated, each person named owned less than one percent of the outstanding Common Stock.

                                 Number of Shares           Percent
Name and Address                 Beneficially Owned (1)     of Class (1)
----------------                 ------------------         --------

Alan Lukas                       1,172,080 (2)              36.1% (2)
74 Industrial Park Road
Saco, ME 04072

Charlton H. Ames                     6,682
100 Middle Street
Portland, ME 04112

Nathaniel V. Henshaw (3)            46,433                   1.4%
2 Portland Fish Pier, Suite 302
Portland, ME 04101

George E. Hissong                    7,500
47 Fletcher Street
Kennebunk, ME 04043-1915

Paul F. Walsh                        3,000
97 Darling Avenue
South Portland, ME 04106

Kenneth J. Burek                     5,675
74 Industrial Park Road
Saco, ME 04072

All directors, nominees, and
executive officers as a group    1,241,370                  37.8%

<F1>  Includes shares that could be purchased through stock options exercisable within 60 days after the record date, as follows: Mr. Henshaw 13,000; and all directors and executive officers as a group 33,250. Also includes shares owned by spouses or other relatives residing in the same household.

<F2>  Includes 1,056,783 shares owned directly by Alan Lukas, 87,397 shares owned by his wife, 17,000 shares held by Alan Lukas as custodian for his child, and 7,500 shares owned by Lukas
      Brothers, a general partnership of which Alan is one of the three partners.

<F3>  The shares attributed to Mr. Henshaw (excluding 100 shares held by him as custodian for his son) are owned by Coastal
      Enterprises, Inc., or CEI, Inc., with which Mr. Henshaw is affiliated.

The Company knows of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS.

The Company leases a 13,000 square foot facility from a corporation owned in part by Alan Lukas, the Chief Executive Officer and Chairman of the Board of the Company. The lease expires August 15, 1997 and is renewable, at the Company's option, for one additional five year term. The Company also has the right to purchase this facility in 1997 at the then fair market value, subject to a specified minimum price of $550,000. The current rent is approximately $62,700 per year (exclusive of utilities, taxes, and insurance) and is subject to an automatic increase of 5% per year. The Company believes that the rent under this lease is reasonable (although, under current market conditions, the equivalent industrial space is probably available at slightly lower rental rates). The Company has not yet made any decision on renewal of the lease or exercise of the purchase option. Presently, the rental payments on the building exceed the landlord corporation's monthly payments on its underlying mortgage loan; Alan Lukas' profits from this arrangement currently amount to less than $1,250 per year.


                                 SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTELLIGENT CONTROLS, INC.

April 30, 1997                      By: /s/ Kenneth J. Burek

                                    Kenneth J. Burek, Vice President
                                    of Finance (principal financial
                                    officer)