Form 10QSB
period 1997-03-31
INTELLIGENT CONTROLS INC
filed 1997-05-15
CIK 762953

CONFORMED COPY

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  __

There were 3,242,394 shares of Common Stock of the issuer outstanding as of April 30, 1997.

Transitional Small Business Disclosure Format:  Yes  __     No  X


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

Results of Operations For Three Months Ended March 31, 1997

For the three months ended March 31, 1997 sales increased 53% to $3.03 million compared to sales in the first quarter of 1996 of $1.98 million

Petroleum segment sales grew 60% to $2.6 million. The increase in sales was partly attributable to shipping the first third of our $1.8 million shipment to Chinese Petroleum in Taiwan. The Company also shipped approximately $200,000 in digital probes, a new product which was still in development during the first quarter of 1996. A small part of the increase in petroleum segment revenues was attributable to the Company's new line leak detector, whose sales continue to build and which generally is receiving good reviews from customers.

The utility segment, benefiting from strong shipments of our 1250 tap position monitor, grew 18% to $382,000 in the first quarter of 1997. Due to the weather, first quarter sales tend to be lower then other quarters as Utilities tend to defer maintenance until the weather warms. This attributed to lower Optimizer sales. The Company increased the investment in the marketing program and has a number of Utilities evaluating the product and has received commitments for future purchases.

Gross margins for the quarter were 35.1% compared to 47.8% for the same period in 1996. The lower gross margins were a result of the Chinese Petroleum shipment and increased shipments of our digital probe. Due to its size, the Chinese Petroleum order received special pricing. The digital probes are sold to key accounts which receive discounts greater then are normal distributor discount. However, no commission is paid an these direct sales to key accounts, resulting in lower operating expenses. The lower margins were offset by increased sales and lower operating expenses. Cost cutting programs started in the fourth quarter of 1996 contributed to operating expenses improving to 34.6% of sales compared to 52.4% for the same period in 1996.

The increased sales and improvement in operating margins did not result in a return to profitability due to the lower gross margins. However, due to holding expenses relatively steady despite the increased sales the Company improved with a net loss of $30,800 compared to a net loss of $69,400 for the same period in 1996.

Liquidity and Capital Resources at March 31, 1997

As of March 31, 1997 the Company had $324,000 in cash and $860,000 available to be borrowed on its $3.0 million dollar line of credit. Through better inventory management and increased sales the Company was able to reduce inventories $558,000 in the first quarter. The cash flow generated from the decrease in inventories contributed to the increase in cash on hand and was utilized to finance the increase in accounts receivable and pay down of trade payables. The Company expects that current resources will be sufficient to finance the Company's operating needs through the end of 1997. In the first quarter the Company was in compliance with its bank covenants. Further, the Company has signed a commitment letter, on April 21, 1997, from the bank increasing the line of credit to $3.5 million from $3.0 million.


                                   PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A financial data schedule is filed by the Company herewith Exibit 27 to this report. No reports on Form 8-K were filed by the Company during the past fiscal year.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTELLIGENT CONTROLS, INC.

                                    By: /s/ KENNETH J. BUREK
                                        Kenneth J. Burek, Vice President
                                        of Finance (on behalf of the
                                        Company and as principal
Date:  May  14, 1997                    financial officer)


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of March 31, 1997 and the related consolidated statements of earnings and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 31, 1996 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all materials respects, in relation to the statement of financial position from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand L.L.P.

Portland, Maine
April 28, 1997


                                                             March 31, 1997
                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                                         (unaudited)
                                                         March 31       December 31
                                                         1997           1996
                                                         -----------    -----------

Current Assets:
  Cash and cash equivalents                              $  324,018     $  133,690
  Accounts receivable, net of allowance for doubtful
   accounts of $ 62,718 1997 and $60,000 in 1996          2,161,208      1,960,979
  Inventories                                             2,305,158      2,863,335
  Prepaid expenses and other                                260,948        312,837
  Income taxes receivable                                   160,000        160,000
  Deferred income taxes                                     229,960        210,000
                                                         -------------------------

      Total current assets                                5,441,292      5,640,841

Property, Plant, and Equipment, net                         842,491        851,081

Other assets                                                 21,157         19,979

Restricted cash                                                   -        199,120
                                                         -------------------------

                                                         $6,304,940     $6,711,021
                                                         =========================

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Note payable - bank                                    $2,140,246     $2,015,862
  Accounts payable                                          703,995        881,349
  Accrued expenses                                          598,240        673,767
  Current portion of long-term debt                         191,700        191,700
                                                         -------------------------

      Total current liabilities                           3,634,181      3,762,678

Long-term debt, net of current portion                      362,307        409,967

Deferred taxes                                               58,450         58,450

Deposit from stockholder                                          -        199,120

Stockholders' Equity
  Common stock, no par value; 5,000,000 shares
   authorized; 3,218,340 issued in 1997 and 3,215,590
   in 1996                                                2,252,041      2,252,041
  Retained earnings                                           2,267         33,071
  Less:  Treasury stock, 2,153 shares at cost                (4,306)        (4,306)
                                                         -------------------------
                                                          2,250,002      2,280,806
                                                         -------------------------

                                                         $6,304,940     $6,711,021
                                                         =========================

See accompanying notes.

                         INTELLIGENT CONTROLS, INC.

                      STATEMENTS OF INCOME  (unaudited)

                                                       Three Months Ended
                                                    ------------------------
                                                    March 31        March 31
                                                    1997            1996
                                                    --------        --------

Net sales                                           $3,033,663      $1,983,254

Cost of sales                                        1,967,482       1,035,043
                                                    --------------------------
                                                     1,066,181         948,211

Operating expenses:
  Selling, general and administrative                  833,583         794,297
  Research and development                             217,538         246,725
                                                    --------------------------
                                                     1,051,121       1,041,022

Operating income (loss)                                 15,060         (92,811)

Other income (expense):
  Interest expense                                     (52,818)        (33,840)
  Other income(expense)                                (13,006)          6,300
                                                    --------------------------
                                                       (65,824)        (27,540)
                                                    --------------------------

Loss before income tax benefit                         (50,764)       (120,351)

Income tax benefit                                      19,960          50,954
                                                    --------------------------

Net loss                                            $  (30,804)     $  (69,397)
                                                    ==========================

Net loss per share:                                ($      .01)    ($      .02)
                                                    ==========================

Weighted average number of
 common shares outstanding                           3,301,000       3,505,921
                                                    ==========================

See accompanying notes.

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS  (unaudited)

                                                       Three Months Ended
                                                    ------------------------
                                                    March 31        March 31
                                                    1997            1996
                                                    --------        --------

Cash flows from operating activities
  Net Income                                        $  (30,804)     $  (69,397)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                       56,205          50,770
    Deferred taxes                                     (19,960)              -
    Changes in assets and liabilities:
      Accounts receivable                             (200,229)         73,277
      Inventories                                      558,177        (438,066)
      Prepaid expenses and other                        51,889         (72,558)
      Accounts payable and accrued expenses           (252,881)        587,663
      Accrued income taxes                                   -         (51,068)
      Other                                             (1,178)         (1,179)
                                                    --------------------------

  Net cash provided by operating activities            161,219          79,442

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                   (47,615)        (57,390)
                                                    --------------------------
  Net cash (used) by investing activities              (47,615)        (57,390)

Cash flows from financing activities:
  Net borrowings on note payable - bank                124,384         (54,529)
  Repayment of long-term debt                          (47,660)        (35,611)
  Decrease in restricted cash                         (199,120)              -
  Decrease in deposit from shareholder                 199,120               -
                                                    --------------------------
  Net cash provided (used) by financing activities      76,724         (90,140)

Net increase (decrease) in cash                        190,328         (68,088)

Cash and cash equivalents at beginning of year         133,690         225,518
                                                    --------------------------

Cash and cash equivalents at end of period          $  324,018      $  157,430
                                                    ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $   52,818      $   33,840
                                                    ==========================
    Income taxes                                    $        -      $   54,772
                                                    ==========================

See accompanying notes.

                         INTELLIGENT CONTROLS, INC.

                  NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature.

      Earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding.

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB.

2.    Property, Plant, and Equipment

      Property, plant, and equipment, at cost,

                                              (Unaudited)
                                              March 31,       December 31
                                              1997            1996
                                              -----------     -----------

      Leasehold improvements                  $  106,379      $  105,442
      Equipment                                1,141,342       1,119,610
      Software                                   144,500         119,554
      Furniture and Fixtures                     120,087         120,087
                                              --------------------------
                                               1,512,308       1,464,693

Less accumulated depreciation and
 amortization                                   (669,817)       (613,612)
                                              --------------------------
                                              $  842,491      $  851,081
                                              ==========================

3.    Inventories consisted of the following at March 31, 1997 and December
      31, 1996.

                                              (Unaudited)
                                              March 31        December 31
                                              1997            1996
                                              ------------    -----------

      Raw Material                            $1,549,225      $1,930,834
      Work in Progress                           289,936         294,576
      Finished Goods                             408,539         587,788
      Other                                       57,458          50,137
                                              --------------------------

                                              $2,305,158      $2,863,335
                                              ==========================


4.    New accounting pronouncements

      During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"(SFAS No. 128), which will require a change in how the Company calculates earnings per share. This statement is effective for financial statements issued for periods after December 15, 1997, with earlier application not permitted. The statement requires a dual presentation of basic and diluted earnings per share on the statements of income. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128, basic and diluted earnings per share would be equivalent to the amounts reported in the statements of income.