Form 10QSB
period 1997-06-30
INTELLIGENT CONTROLS INC
filed 1997-08-14
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from _________ to _________


Commission File Number 1-13628


                         INTELLIGENT CONTROLS, INC.
                   Exact name of small business issuer as
                          specified in its charter)

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
Yes   X   No
    -----    -----

There were 3,244,547 shares of Common Stock of the issuer outstanding as of July 29, 1997.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----



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

Results of Operations For Six Months Ended June 30, 1997

For the six months ended June 30, 1997 sales grew 45% to $6.2 million compared to $4.3 million for the same period in 1996.

The growth in sales was attributable to 53% growth in Petroleum segment sales to $5.5 million compared to $3.6 million for the same period in 1996. Strong market conditions, improved product quality and the first shipment under the Company's Chinese Petroleum contract contributed to the sales growth.

Utility segment sales for the first six months of 1997 grew 6% to $725,000 compared to $676,000 for the same period in 1996. The slight growth in sales can be attributable to continued shipments of evaluation units of the Optimizer circuit breaker monitor.

Gross margins for the first six months were 40.0% compared to 47.1% for the same period in 1996. The decline in gross margins was attributable to higher percentage of the Company's sales to key accounts, such as Chinese Petroleum; lower percentage of sales to the Utility segment, which carry higher margins then the Petroleum segment; and lower pricing in certain markets in the Petroleum market. Through better purchasing, resulting in lower material prices and improved efficiencies in manufacturing, gross margins improved in the second quarter of 1997 to 44.5% compared to 35.1% in the first quarter of 1997.

For the first six months of 1997 operating expenses declined to 35.4% of sales compared to 49.6% of sales for the same six month period in 1996. Real dollars have increased $81,000 due to higher commissions paid, which is attributable to the higher sales. The lower operating expenses along with the increased sales have resulted in net income of $91,000 for the first six months of 1997 compared to a loss of $115,500 for the first six months of 1996.


Liquidity and Capital Resources at June 30, 1997

As of June 30, 1997 the Company had $230,000 in cash and $1.9 million available to be borrowed on its $3.5 million dollar line of credit. On April 16, 1997, the working capital line of credit was increased to $3.5 million from $3.0 million. The Company expects that current resources will be sufficient to finance the Company's operating needs for the next twelve months.


                                   PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 19, 1997. At the meeting, the following matters were voted upon by shareholders. All matters were approved as indicated:

1. Establishing the number of directors at five and electing Alan Lukas, Charlton H. Ames, Henry Powers, George E. Hissong and Paul F. Walsh as directors.

                                Withheld
                                Authority
                      For          For         Total
                      ---       ---------      -----

Alan Lukas         2,496,847     35,950      2,532,797
Charlton Ames      2,496,847     35,950      2,532,797
Henry Powers       2,496,847     35,590      2,532,797
George Hissong     2,496,847     35,590      2,532,797
Paul Walsh         2,496,847     35,590      2,532,797

2. Ratification of Coopers & Lybrand L.L.P. as independent accountants to the Company for the year ended December 31, 1997.

           For       Against    Abstain      Total
           ---       -------    -------      -----

        2,518,697     1,500     12,600     2,532,797


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with the report:

       27   Financial data schedule


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                       By: /s/ Kenneth J. Burek
                                       ----------------------------------------
                                       Kenneth J. Burek, Vice President
                                       of Finance (on behalf of the
                                       Company and as principal
Date:  July 30, 1997                   financial officer)





To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of June 30, 1997 and the related statements of income for the three month and six month periods ended June 30,1997 and related statements of cash flows for the six month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's financial statements for the year ended December 31, 1996 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996, is fairly stated in all materials respects, in relation to the statement of financial position from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand  L.L.P.
------------------------------
Portland, Maine
July 31, 1997



                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                                  (unaudited)
                                                    June 30      December 31
                                                     1997           1996
                                                  -----------    -----------

Current Assets:
  Cash and cash equivalents                       $  230,431     $  133,690
  Accounts receivable, net of allowance
   for doubtful accounts of $56,505 in
   1997 and $60,000 in 1996                        2,102,644      1,960,979
  Inventories                                      2,308,326      2,863,335
  Prepaid expenses and other                         228,877        312,837
  Income taxes receivable                            160,000        160,000
  Deferred income taxes                              210,000        210,000
                                                  -------------------------

      Total current assets                         5,240,278      5,640,841

Property, Plant, and Equipment, net                  844,103        851,081

Other assets                                          22,335         19,979

Restricted cash                                            -        199,120
                                                  -------------------------
                                                  $6,106,716     $6,711,021
                                                  =========================

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Note payable - bank                             $1,628,536     $2,015,862
  Accounts payable                                   698,560        881,349
  Accrued expenses                                   627,380        673,767
  Accrued income taxes                                55,509              -
  Current portion of long-term debt                  191,700        191,700
                                                  -------------------------

      Total current liabilities                    3,201,685      3,762,678

Long-term debt, net of current portion               471,470        409,967

Deferred taxes                                        58,450         58,450

Deposit from stockholder                                   -        199,120

Stockholders' Equity
  Common stock, no par value; 5,000,000 shares
   authorized; 3,244,547 issued in 1997 and
   3,238,952 in 1996.                              2,255,140      2,252,041
  Retained earnings                                  124,276         33,071
  Less:  Treasury stock, 2,153 shares at cost
         in 1997 and 1996                             (4,306)        (4,306)
                                                  -------------------------
                                                   2,375,111      2,280,806
                                                  -------------------------
                                                  $6,106,716     $6,711,021
                                                  =========================



                           See accompanying notes.


                         INTELLIGENT CONTROLS, INC.

                      STATEMENTS OF INCOME (unaudited)


                                 Three Months Ended         Six Months Ended
                               -----------------------   -----------------------
                                June 30      June 30      June 30      June 30
                                  1997         1996         1997         1996
                                -------      -------      -------      -------

Net sales                      $3,164,323   $2,286,432   $6,197,986   $4,269,686
Cost of sales                   1,752,845    1,221,899    3,720,327    2,256,943
                               -------------------------------------------------
                                1,411,478    1,064,533    2,477,659    2,012,743

Operating expenses:
  Selling, general and
   administrative                 964,366      839,218    1,797,949    1,633,515
  Research and develop.           183,926      238,131      401,464      484,856
                               -------------------------------------------------
                                1,148,292    1,077,349    2,199,413    2,118,371

Operating income (loss)           263,186      (12,816)     278,246     (105,628)

Other income (expense):
  Interest expense                (48,390)     (44,252)    (101,208)     (78,092)
  Other(expense)                  (17,319)     (18,964)     (30,325)     (12,664)
                               -------------------------------------------------
                                  (65,709)     (63,216)    (131,533)     (90,756)

Income (loss) before income
 tax expense (benefit)            197,478      (76,032)     146,714     (196,384)

Income tax expense
 (benefit)                         75,469      (29,876)      55,509      (80,830)
                               -------------------------------------------------

Net income (loss)
 after tax                     $  122,009   $  (46,156)  $   91,205   $ (115,554)
                               =================================================

Earnings per share:
  Net income (loss)            $      .04   $     (.01)  $      .03   $     (.03)
                               =================================================

Weighted average number of
 common shares
 outstanding                    3,435,191    3,366,617    3,435,191    3,366,617
                               =================================================



                           See accompanying notes.




                         INTELLIGENT CONTROLS, INC.
                     STATEMENT OF CASH FLOWS (unaudited)

                                                          Six Months Ended
                                                      ------------------------
                                                       June 30       June 30
                                                        1997          1996
                                                       -------       -------

Cash flows from operating activities
  Net Income (loss)                                   $  91,205    $  (115,554)
  Adjustments to reconcile net income
   (loss)to net cash provided (used) by
   operating activities:
    Depreciation and amortization                       114,947        101,714
    Changes in assets and liabilities:
      Accounts receivable                              (141,665)       244,535
      Inventories                                       555,009     (1,000,761)
      Prepaid expenses and other                         83,960        (32,575)
      Accounts payable and accrued expenses            (229,175)       357,303
      Accrued income taxes                               55,509        (51,068)
      Other                                              (2,356)        (2,357)
                                                      ------------------------

  Net cash provided(used) by operating
   activities                                           527,434       (498,763)

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                   (107,969)      (139,760)
                                                      ------------------------
  Net cash (used) by investing activities              (107,969)      (139,760)

Cash flows from financing activities:
  Net borrowings on note payable - bank                (387,326)       600,925
  Net borrowings of long-term debt                       61,503             69
  Issuance of common stock, net                           3,099              -
  Decrease in restricted cash                          (199,120)             -
  Decrease in deposit from shareholder                  199,120              -
                                                      ------------------------
  Net cash provided (used)by financing
   activities                                          (322,724)       600,994

Net increase (decrease) in cash                          96,741        (37,529)

Cash and cash equivalents beginning of year             133,690        225,518

Cash and cash equivalents end of period               $ 230,431    $   187,989
                                                      ========================


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $ 101,208    $    78,092
                                                      ========================
    Income taxes                                      $       -    $    55,000
                                                      ========================


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

2.  Property, Plant, and Equipment

      Property, plant, and equipment, at cost,

                                           (Unaudited)
                                            June 30,      December 31
                                              1997           1996
                                           -----------    -----------

      Leasehold improvements               $  107,529     $  105,442
      Equipment                             1,185,240      1,119,610
      Software                                159,806        119,554
      Furniture and Fixtures                  120,087        120,087
                                           -------------------------
                                            1,572,662      1,464,693

      Less accumulated depreciation and
       amortization                          (728,559)      (613,612)
                                           -------------------------
                                           $  844,103     $  851,081
                                           =========================


3. Inventories consisted of the following at June 30, 1997 and December
31,1996.


                                           (Unaudited)
                                            June 30,      December 31
                                              1997           1996
                                           -----------    -----------

      Raw Material                         $1,286,149     $1,930,834
      Work in Progress                        295,306        294,576
      Finished Goods                          625,557        587,788
      Other                                   101,314         50,137
                                           -------------------------
                                           $2,308,326     $2,863,335
                                           =========================

4.  New accounting pronouncements

During February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 128, "Earnings per Share" , which will require a change in how the Company calculates earnings per share. This statement is effective for financial statements issued for periods after December 15, 1997, with earlier application not permitted. The statement requires a dual presentation of basic and diluted earnings per share on the statements of income. Had the earnings per share calculation been applied on a basis consistent with the provisions of SFAS No. 128, basic and diluted earnings per share would be equivalent to the amounts reported in the statements of income.

In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income", which requires the separate reporting of all changes to Stockholders' Equity, and SFAS No. 131, " Disclosures About Segments of an Enterprise and Related Information", which revises existing guidelines about the level of financial disclosure of a Company's operations. Both statements are effective for financial statements issued after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to make a material impact to existing financial reporting.