Form 10QSB
period 1997-09-30
INTELLIGENT CONTROLS INC
filed 1997-11-14
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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
Yes  X   No
    ---     ---

There were 3,252,406 shares of Common Stock of the issuer outstanding as of October 9, 1997.

Transitional Small Business Disclosure Format:  Yes      No  X
                                                    ---     ---


                                                 Page 1 of 11
                                                 Exhibit Index at page


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

Results of Operations For Nine Months Ended September 30, 1997

For the nine months ended September 30, 1997, sales grew 41% to approximately $10.0 million compared to $7.1 million for the same period in 1996. Third quarter sales have continued the trend of the first two quarters of 1997, increasing 36% to $3.8 million compared to $2.8 million for the same period in 1996.

Petroleum segment sales continued their upward trend in the third quarter of 1997, increasing 42% to $3.4 million dollars compared to $2.4 million for the same period in 1996. For the nine months ended September 30,1997, Petroleum Segment sales are $8.8 million compared to $6.0 million for the same period in 1996. A 47% increase over 1996. The quarterly and year-to-date increases can be attributed to strong market conditions, improved product quality and two of the three shipments under the Company's $1.8 million Chinese Petroleum contract.

Utility segment sales of approximately $1.1 million for the first nine months of 1997 are relatively flat with the same period in 1996. The Company's Optimizer circuit breaker monitor continues to be purchased by utilities for evaluation. Utilities tend to go through twelve to eighteen month evaluations on new concept products such as the Optimizer.

Gross margins for the first nine months were 41.6% compared to 44.3% for the same period in 1996. However, gross margins continued to improve in the third quarter of 1997, increasing to 44.5% compared to 40.0% for the same period in 1996. Decreases in material prices through better purchasing, increased production throughput and improved production efficiencies have attributed to the improvement in margins in the third quarter. The lower utility sales as a percent of total sales and the two shipments to Chinese Petroleum, which has special pricing due to the size of the order, have contributed to the lower margins for the first nine months of 1997 compared to the same period in 1996.

For the first nine months of 1997 operating expenses declined to 34.1% of sales compared to 47.2% of sales for the same nine month period in 1996. Actual dollars have increased $54,000 due to higher commissions paid, which is attributable to the higher sales. The continued improvement in gross margins, lower operating expenses and increased sales have resulted in net income of $336,500 or $.10 per share for the first nine months of 1997 compared to a loss of $203,300 or $(.06) per share for the first nine months of 1996.


Liquidity and Capital Resources at September 30, 1997

As of September 30, 1997 the Company had $200,000 in cash and $2.7 million available to be borrowed on its $3.5 million dollar working capital line of credit. On April 16, 1997, the working capital line of credit was increased to $3.5 million from $3.0 million. The current ratio has improved to 1.85 from 1.50 as of December 31, 1996 and for the same period the quick ratio has improved to 1.00 from .50. The continued improvement in liquidity can be attributable to the improvement in profitability and the affect of better inventory management resulting in a $976,000 decrease in inventories. The Company believes that current resources will be sufficient to finance the Company's operating needs for the foreseeable future.


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS.

As previously reported, the Company is party to an action entitled John
D. Knight v. Intelligent Controls, Inc., filed in Maine Superior Court, Cumberland County. The action was brought in August 1997 by Mr.
Knight, a former director and executive officer of INCON whose employment had recently been terminated by the Company. Mr. Knight alleges that he is owed $287,100 in unpaid bonus payments over a six and a half year period under his original Employment Agreement dated as of December 29, 1986. As amended, the complaint further alleges that he is entitled to $574,200 in statutory punitive damages, plus attorneys'fees and costs. The complaint also alleges that the Company has breached an Incentive Stock Option Agreement with Mr. Knight, and that he has incurred an unspecified amount of damages from such breach.

The Company has filed an answer denying all material allegations, and has asserted various counterclaims against Mr. Knight for breach of contract and breach of fiduciary duty. The Company believes that the bonus arrangements called for in the 1986 agreement had been superseded from year to year by other annual bonus arrangements approved by the Board of Directors (of which Mr. Knight was a voting member), and that all bonuses due to Mr. Knight were paid each year in accordance with these substitute arrangements. The Company further believes that it had grounds to withhold the shares of stock that Mr. Knight would otherwise have received upon exercise of his Incentive Stock Option.

In October 1997 Mr. Knight filed a motion for summary judgment on his claims; the Company has filed a motion in opposition, and has filed its own motion for summary judgment. The Superior Court has not yet ruled on these motions.


ITEM 5.  OTHER INFORMATION.

Kenneth J. Burek has resigned from the Company effective November
28, 1997, to pursue other career opportunities. Mr. Burek served as Chief Financial Officer. Management and the Audit Committee of the Board of Directors are in the process of interviewing applicants for the position of Chief Financial Officer, and expect to fill this position in the near future. In the meantime, the Company anticipates no disruption of its financial control and reporting function. Earlier this year, the Company retained its outside accountants (Coopers & Lybrand, LLP) to conduct quarterly reviews of interim financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with the report:

      27  Financial data schedule



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                   By: /s/ Kenneth J Burek
                                       ------------------------------------
                                       Kenneth J. Burek, Vice President
                                         of Finance (on behalf of the
                                           Company and as principal
Date:  October 9, 1997                        financial officer)


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of September 30, 1997 and the related statements of income for the three month and nine month periods ended September 30, 1997 and related statements of cash flows for the nine month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

/s/  Coopers & Lybrand  L.L.P.
------------------------------

Portland, Maine
October 9, 1997



                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                                  (unaudited)
                                                  September 30    December 31
                                                      1997           1996

Current Assets:
  Cash and cash equivalents                        $  200,039     $  133,690
  Accounts receivable, net of allowance
   for doubtful accounts of $71,505 in
   1997 and $60,000 in 1996                         2,426,204      1,960,979
  Inventories                                       1,886,723      2,863,335
  Prepaid expenses and other                          233,206        312,837
  Income taxes receivable                                   -        160,000
  Deferred income taxes                               173,627        210,000
                                                   -------------------------

      Total current assets                          4,919,799      5,640,841

Property, Plant, and Equipment, net                   825,533        851,081

Other assets                                           23,513         19,979

Restricted cash                                             -        199,120
                                                   -------------------------

                                                   $5,768,845     $6,711,021
                                                   =========================

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities:
  Note payable - bank                              $  755,093     $2,015,862
  Accounts payable                                    671,642        881,349
  Accrued expenses                                    788,615        673,767
  Accrued income taxes                                237,772              -
  Current portion of long-term debt                   191,700        191,700
                                                   -------------------------

      Total current liabilities                     2,644,822      3,762,678

Long-term debt, net of current portion                423,450        409,967

Deferred taxes                                         58,450         58,450

Deposit from stockholder                                    -        199,120

Stockholders' Equity
  Common stock, no par value; 5,000,000 shares
   authorized; 3,252,406 issued in 1997 and
   3,238,952 in 1996                                2,272,528      2,252,041
  Retained earnings                                   369,595         33,071
  Less:  Treasury stock, 2,153 shares at cost
   in 1996                                                  -         (4,306)
                                                   -------------------------
                                                    2,642,123      2,280,806
                                                   -------------------------

                                                   $5,768,845     $6,711,021
                                                   =========================


                           See accompanying notes


                         INTELLIGENT CONTROLS, INC.

                      STATEMENTS OF INCOME (unaudited)


                                 Three Months Ended          Nine Months Ended
                               Sept 30       Sept 30       Sept 30       Sept 30
                                 1997          1996          1997          1996

Net sales                     $3,796,604    $2,839,091    $9,994,590    $7,108,777

Cost of sales                  2,107,496     1,704,099     5,827,823     3,961,042
                              ----------------------------------------------------
                               1,689,108     1,134,992     4,166,767     3,147,735

Operating expenses:
  Selling, general and
   administrative              1,019,025       991,332     2,816,974     2,624,847
  Research and develop.          189,640       243,492       591,104       728,348
                              ----------------------------------------------------
                               1,208,665     1,234,824     3,408,078     3,353,195

Operating income (loss)          480,443       (99,832)      758,689      (205,460)

Other income (expense):
  Interest expense               (40,461)      (53,545)     (141,669)     (131,068)
  Other(expense)                 (14,462)      (13,487)      (44,787)      (26,719)
                              ----------------------------------------------------
                                 (54,923)      (67,032)     (186,456)     (157,787)

Income (loss)before income
 tax expense (benefit)           425,520      (166,864)      572,233      (363,247)

Income tax expense
 (benefit)                       180,200       (79,074)      235,709      (159,904)
                              ----------------------------------------------------

Net income (loss)
 after tax                    $  245,320    $  (87,790)   $  336,524    $ (203,343)
                              ====================================================

Earnings per share:
  Net income (loss)           $      .07    $     (.02)   $      .10    $     (.06)
                              ====================================================

Weighted average number of
 common shares
 outstanding                   3,324,662     3,479,192     3,324,662     3,479,192
                              ====================================================


                           See accompanying notes.


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)

                                                           Nine Months Ended
                                                        Sept 30         Sept 30
                                                         1997            1996

Cash flows from operating activities
  Net Income (loss)                                   $   336,524     $  (115,554)
  Adjustments to reconcile net income
   (loss)to net cash provided (used) by
   operating activities:
    Depreciation and amortization                         175,831         101,714
    Deferred taxes                                         36,333               -
    Changes in assets and liabilities:
      Accounts receivable                                (465,225)        244,535
      Inventories                                         976,612      (1,000,761)
      Prepaid expenses and other                           79,631         (32,575)
      Income taxes receivable                             160,000               -
      Accounts payable and accrued expenses               (94,859)        357,303
      Accrued income taxes                                237,722         (51,068)
      Other                                                (3,534)         (2,357)
                                                      ---------------------------

  Net cash provided(used) by operating
   activities                                           1,439,125        (498,763)

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                     (150,283)       (139,760)
                                                      ---------------------------
  Net cash (used) by investing activities                (150,283)       (139,760)

Cash flows from financing activities:
  Net borrowings on note payable - bank                (1,260,769)        600,925
  Repayment of long-term debt                              13,483              69
  Issuance of common stock, net                            20,487               -
  Sale of treasury stock                                    4,306
  Decrease in restricted cash                            (199,120)              -
  Decrease in deposit from shareholder                    199,120               -
                                                      ---------------------------
  Net cash provided (used)by financing
   activities                                          (1,222,493)        600,994
                                                      ---------------------------

Net increase (decrease) in cash                            66,349         (37,529)

Cash and cash equivalents beginning of year               133,690         225,518
                                                      ---------------------------

Cash and cash equivalents end of period               $   200,039     $   187,989
                                                      ===========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $   141,669     $    78,092
                                                      ===========================
    Income taxes                                      $         -     $    55,000
                                                      ===========================


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

2.    Property, Plant, and Equipment

      Property, plant, and equipment, at cost,

                                           (Unaudited)
                                            Sept 30,      December 31
                                              1997           1996


      Leasehold improvements               $  111,983     $  105,442
      Equipment                             1,223,100      1,119,610
      Software                                159,806        119,554
      Furniture and Fixtures                  120,087        120,087
                                           -------------------------
                                            1,614,976      1,464,693

      Less accumulated depreciation and
       amortization                          (789,443)      (613,612)
                                           -------------------------
                                           $  825,533     $  851,081
                                           =========================


3. Inventories consisted of the following at September 30, 1997 and December 31,1996.


                          (Unaudited)
                           Sept 30,      December 31
                             1997           1996

      Raw Material        $1,159,128     $1,930,834
      Work in Progress       227,407        294,576
      Finished Goods         401,239        587,788
      Other                   98,949         50,137
                          -------------------------

                          $1,886,723     $2,863,335
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