Form 10KSB
period 1997-12-27
INTELLIGENT CONTROLS INC
filed 1998-03-27
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to _________


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

         Securities registered under Section 12(b) of the Exchange Act:


                                                Name of each exchange
           Title of each class                   on which registered
       ---------------------------        -------------------------------

       Common Stock, no par value            American Stock Exchange
                                          (Emerging Company Marketplace)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No  ___

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year: $13,005,184

The aggregate market value of the common stock held by non-affiliates as of March 12, 1998 was $3,890,461.

There were 3,296,375 shares of Common Stock of the issuer outstanding as of March 12, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE


Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 1998

Transitional Small Business Disclosure Format: Yes  ___   No  X



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Intelligent Controls, Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. INCON develops, manufactures, and sells electronic measurement systems to the petroleum and power utility industries and for general level measurement and predictive maintenance applications. The Company's products, including related applications and communication software, enable the users to detect leaks, measure liquid levels, and to perform predictive maintenance monitoring of equipment as an early indicator of wear and potential failure. The table below shows sales for these product lines over the past three years.


                           NET SALES BY PRODUCT LINE
                             (Dollars In Thousands)

                                         1997               1996                1995
                                    ---------------    ---------------     ---------------

Petroleum (ATG):
  OEMs                              $    655     5%    $   557      6%     $   264      3%
  End Users                           10,803    83%      7,881     79%       7,856     84%
                                    --------           -------             -------
      Total ATG:                      11,458             8,438               8,120

Utility and Other
  Power Utility                        1,398    11%      1,198     12%         912     10%
  General Instrument                     149     1%        255      3%         244      3%
                                    --------           -------             -------
      Total Utility and Other          1,547             1,453               1,156

      TOTAL NET SALES               $ 13,005   100%    $ 9,891    100%     $ 9,276    100%
                                    ========           =======             =======


Petroleum Equipment Segment

INCON manufactures a line of electronic instruments for use at retail gasoline stations and gasoline/convenience stores. The products are also utilized in other locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground tanks ("ASTs"), including large private fleets, government agencies, municipalities, and fuel distribution companies. The product line includes automatic tank gauges (some with remote communications features), dedicated leak detectors, liquid level sensors, line leak detectors, user interface software, and various accessories, all of which can be used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), and to provide information for the tank owner to manage inventories. The manufacturing process for these and other INCON products consists of basic mechanical and electronic assembly as well as the integration of software into the overall system.

INCON's automatic tank gauge ("ATG") systems consist of wall-mounted electronic consoles, tank-mounted liquid level sensors, leak sensors, user interface software, and associated accessories. The systems provide very accurate measurement of inventory (gasoline or other liquid) in a UST or AST. INCON tank gauges also perform leak tests to determine whether product is escaping from the tank. ATG systems can also monitor a wide variety of sensors which may be located between the walls of double walled tanks, in sumps, under dispensers, or in other locations where leaking product might collect.

In 1995 INCON field tested a new product for detecting leaks in the pipes leading from tanks to the dispensers. The Company's electronic Line Leak Detector ("LLD") monitors the pressurized pipe between the submersible pump (located in the tank) and the dispenser (gas pump). The product meets pipeline monitoring requirements imposed by EPA regulations and is an updated technology which can replace mechanical line leak detectors. The LLD can interface with an ATG or operate as a stand-alone device. The product design was further enhanced in 1996 and a patent application has been filed. The LLD was fully released in 1997 with numerous commercially operating installations. INCON also offers dedicated leak detection ("DLD") consoles which are similar to the ATG console. Instead of measuring inventory levels, these products only monitor leak detection, thereby offering certain customers an inexpensive alternative for achieving regulatory compliance. In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to customize a system for specific customer applications, allow the system to sense leaks and inventory levels in many different locations, and simplify installation. Some of these products and systems are assembled by the Company, while others are fabricated by outside contractors to INCON specifications.

INCON has been producing its own liquid level probes since 1994. The Company's liquid level sensors are based on magnetostrictive position measurement technology which is widely proven in the industry. This capability of manufacturing its own probes has given INCON control of product quality and significantly reduced the overall cost of this component to the Company. In most cases, each UST or AST requires a liquid level sensor. INCON's ATG consoles will support from one to eight liquid level sensors. The average retail gasoline station or gasoline/convenience store has three USTs.

In 1997 the Company designed and placed in beta site testing a new ATG product line, the 1001 and 2001 models, marketed under the Company's Tank Sentinel registered trademark. They are intended to be the new generation product eventually replacing INCON's model 1000 and 2000 series. These units have optional internal fax modem communications capability and were designed to be easy to use and upgrade, providing greater flexibility for the operator. They provide more overall capability than any other tank gauge in their price range as well as upgraded display, printer, and keyboard functions. This contrasts to some competitive models that cannot be upgraded, or require very expensive additional modules to accommodate needed features. The 1001 model can accommodate four liquid level sensor inputs and the 2001 model accommodates eight. The 1001 and 2001 models are designed to be very cost-effective to manufacture and incorporate a large number of common components.

In keeping with the trend toward digital technology, INCON manufactures, under private label, a Digital Liquid Level Sensor ("DLP"). This device integrates microcomputer functions of the automatic tank gauge console into the tank-mounted liquid level sensor. The microprocessor in the DLP interprets the signal from the level and temperature sensing system and transmits the processed data to a remote computer or other collection device. Data from many sensors can be transmitted over a common cable in a manner similar to a computer on a network. The product allows the ATG information to be read directly by personal computers, cash registers, point of sale equipment, or fuel management systems, both remotely and at the site. The Company has been actively developing a software product capability which can be offered alone, or in combination with INCON hardware products. This capability will allow digital or traditional probe users to efficiently integrate an overall system using equipment and software modules, which can interface with their established or developing business information systems.

The demand for ATGs, DLDs and LLDs domestically has been strong and bolstered by EPA and state regulations that require owners of USTs to monitor the tanks and related lines for leaks. In addition to more sophisticated and automated techniques (such as automatic tank gauging), the EPA regulations permit the use of inventory reconciliation and manual (dip stick) testing as a means of compliance. Although less expensive, these methods do not provide for accurate inventory measurement and control and are also subject to personnel variables affecting manual stick readings and data recording. INCON's management believes that UST owners will continue to automate both inventory and leak detection systems to insure accuracy and reduce dependence on trained personnel. Moreover, leak detection requirements will become more stringent. After December 22, 1998, inventory reconciliation and manual testing will be permissible only (i) during the first ten years after a tank is newly installed or upgraded in accordance with EPA performance standards or (ii) in the case of small tanks having less than 550 gallons of capacity. In addition all tanks must meet EPA performance standards in 1998 and management anticipates that this will favorably affect the market for ATGs, DLDs, and LLDs through 1998 and beyond. Management also notes that new gasoline and convenience store expansion is strong, due to growth in the economy, and upgrading of acquired sites by larger, more aggressive marketers.

Internationally, many countries follow the lead of the United States, in terms of both environmental regulations and measurement technologies. The demand for ATGs, DLDs, and LLDs is expected to continue to grow in other parts of the world and INCON will continue to aggressively seek such business. During 1997, the Company shipped two thirds of a $2,000,000 ATG order received in 1996 from Taiwan. The remainder is scheduled to ship in early 1998.

Power Utility and General Instrument Segment

INCON's Power Utility and Predictive Maintenance Instrument lines consist of electronic instruments for measurement and control in the power utility and general industrial markets. Typical customers include large publicly owned electric power utilities, municipal utilities, and manufacturing customers.

Historically, regulation has insulated utilities in the United States and other developed countries from competitive market forces, creating monopolies which permitted utilities to remain profitable despite their use of inefficient or outdated technology. In the deregulated environment being adopted across the United States over the next five years, consumers will have greater freedom to choose electricity suppliers, just as they now can choose among many long distance telephone service providers. This will place significant pressure on utility company management to reduce costs and increase plant efficiency. The Company believes this overall business backdrop will provide a positive environment for products that help utilities operate more efficiently and perform predictive maintenance in advance of system failures.

INCON's power utility product line includes two instruments, the Model 1250 and the Optimizer, offering automated control and data collection for electrical substations. Two other power utility products, the Model 1255 and Model 1810, are offered for use in automating hydroelectric generating plants. The Model 1250 Tap Position Monitor is used on large high-voltage transformers. These transformers are typically equipped with "tap changers" that regulate the voltage on the power transmission and distribution grid. The voltage is adjusted by switching to any one of approximately 32 "voltage taps." The Model 1250 allows utilities to use their system control and data acquisition system (SCADA) to monitor from a central station which tap has been selected. Utilities can then establish interactive control over tap changing through the system and can adjust and regulate the voltage being produced by the transformer. This product is also sold directly to transformer manufacturers and is mounted on many new units sold. INCON's market share in this segment has grown to nearly 50%.

The Optimizer is a microprocessor-based monitoring device used to predict life and schedule preventive maintenance for high-voltage circuit breakers used by electric utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was released in 1996 and a second generation version was put into beta site testing in late 1997. A new product under development in 1997, dubbed the "Dry Guy," is a special filtration system product that reconditions the fluids (oil) in circuit breakers and transformers. It can interface with SCADA systems and is expected to further strengthen INCON's position in the power utility market segment.

Software/Systems Products Segment

Consistent with an overall business trend, the petroleum market sector is rapidly bringing electronic data interchange and the power of the computer and networking to bear on its business activities. Remote communication, via modem or RF, is becoming an important capability as multiple-site enterprises seek to gather information and control their activities in a standardized and centralized way. Petroleum product marketers, gasoline retailers, gas/convenience store operators, and fuel wholesalers desire automated information and the ability to monitor and plan their activities centrally with less dependence on local management and employees. Modem communications as well as local/host computer systems allow some companies to manage inventories of liquid products, automatically order new product, and comply with environmental monitoring and reporting requirements. In order to meet competitive business pressures as well as regulatory requirements to monitor leaks, users are pushing this market sector towards greater demand for multi-site systems.

INCON is already actively providing a software and systems capability to complement its measurement and leak detection instruments. In 1997 the Company was successful in working with a major convenience store chain to supply a customized software and communication system which linked environmental and business monitoring and reporting across a multiple site activity. As a result of this successful experience and to take advantage of the market trends, INCON began the development of a standardized software package in 1997 which can be installed across a broad customer base. Select beta site testing has begun on new ATG products (models 1001 and 2001) that facilitate efficient remote communication to host computers or backroom PCs at the individual sites. Management believes that this capability will be important, as the owners of existing instrumentation expend considerable effort to link their sites electronically and standardize monitoring and reporting.

Competition

The petroleum equipment market segment is very competitive, both for instrumentation and software/system products. The Company's products compete with similar offerings from other manufacturers in the industry. In addition to INCON, there are at least four other significant suppliers of automatic tank gauge systems, one of which (a division of a large public company) is believed to have approximately a 50 percent market share. These suppliers are generally larger and have potentially greater resources than the Company. In addition there are over ten other minor suppliers of ATGs, as well as additional companies that sell software and other environmental and inventory monitoring services. Several suppliers offer customers the option of contracting out all, or part of, their measurement and compliance management activities. In such a case a monthly service fee is charged and the products can be installed and leased to the site owner. Based on observations to date, INCON's management believes that this concept will not be adopted broadly, although it may be beneficial to certain types of UST and ATG owners and operators.

INCON has a strong competitive position in the power utility market sector for its particular product niche. The Company is the only supplier of programmable tap position monitoring systems in the United States, and competes only with older technologies. The competing products tend to be lower in price, but are more difficult to install, are not programmable, and have more parts that are subject to wear and replacement. There are many types of transformers and tap changers in service in the United States today that operate with the Model 1250, and the 1250's programmability gives it a major advantage over non-programmable products.

INCON owns exclusive rights to the U.S. patent on certain Optimizer technology. Interest in the concept of circuit breaker monitoring has resulted in several competing models being offered by other companies. These competing products, however, tend to be more expensive.

Customers

INCON's customer base is highly diversified, with no one customer accounting for more than 10 percent of the Company's business in 1997. In the petroleum equipment segment the Company's customers are principally petroleum equipment distributors who purchase products from INCON and are responsible for installation and after-sales service. These distributors range from very large, regionally active organizations, to small organizations that focus on a narrow customer segment or geography. The distributors usually handle other complementary products sold to the same end-use customer base. Examples of such products are gasoline dispensers, point-of-sale ("POS") systems, vapor recovery systems, lighting, and canopies. Often the Company's products are specified by end-users who choose to standardize their equipment for all their locations. The distributors and end-use customers are serviced by INCON's factory-based national selling and technical service organization as well as by regionally-based manufacturer's representatives. In addition, the Company supplies petroleum equipment products to a few OEM (original equipment manufacturer) customers.

In the power utility and predicative maintenance instruments segment, INCON's customers are equipment OEMs and various electric utilities or large private system operators. These customers are serviced by the Company's factory-based national selling organization as well as by regionally-based manufacturer's representatives.

International sales are normally made to distributors, which are then responsible for importing the product to their respective countries, as well as sales, installation, and after-sales service.

Intellectual Property

INCON markets its petroleum equipment products under the registered trademark "Tank Sentinel." INCON holds two patents for its electrical instruments and has filed a patent on its electronic line leak detector (LLD) product. The Company has copyrights on certain software products; and other key software is highly technical and difficult to copy.

The Company has numerous trade secrets with regard to methods of detecting leaks in tanks and pipelines. Among these are INCON's volumetric tank leak test algorithm, its continuous automatic leak detection algorithm, and its method of detecting leaks in pressurized piping. INCON's process for producing the magnetostrictive wire required by the liquid level sensor is a Company trade secret.

General

As of March 12, 1998 the Company employed 82 people, including 11 in sales and marketing, 12 in research and development, 10 in administration (including 2 part-time clerks), and 49 in manufacturing operations.

In most of its products, INCON tries to utilize off-the-shelf electronic components that are readily available from more than one distributor. There are, however, some products which are designed around a particular manufacturer, such as in the use of microprocessor chips and compact printers. If one of these manufacturers were suddenly to cease production of a key component, the Company might need to find an alternate source or redesign the product. Stainless steel and brass are major components in two of the Company's products. Both of these commodities can fluctuate in price due to supply and demand, thereby affecting the Company's future costs.

INCON continuously invests in the development of new products and software as well as adapting existing products to new applications. During 1995, 1996, and 1997, the expenditures relating to the development of new products and the improvement of existing products were approximately $965,000, $983,000, and $791,000 respectively. These expenditures represent an R&D spending rate of 6 to 9 percent of sales.

Government Regulation

The automatic tank gauge product line, used in gasoline stations and convenience/gasoline stores, requires listing by Underwriters Laboratory (UL) in the United States and by the Canadian Standards Association (CSA) in Canada. All major portions of the Tank Sentinel ATG product line, including line leak detectors, are presently listed by UL and CSA.

The Tank Sentinel ATG products perform leak detection in accordance with EPA regulation 40 CFR Part 280, Subpart D. To prove compliance with the federal and state regulations for tank tightness tests, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the EPA performance requirements. The INCON TS-1000 system, TS-1001 system, TS-2000 system, TS-2001 system, and TS-LLD have been tested by Ken Wilcox Associates of Blue Springs, Missouri and are certified.

The Tank Sentinel ATG products also meet the much more stringent standards for tank tightness testing. To prove compliance with the federal and state regulations for tank tightness tests, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the performance requirements. The INCON TS-1000, 1001 and TS-2000, 2001 systems have been tested by Ken Wilcox Associates. In Canada the TS-1000,1001 system, TS-2000,2001 system, and TS-LLD are certified by Underwriters Laboratory of Canada in accordance with ULC/ORD-C58.12-1992, "Leak Detection Devices (Volumetric Type) For Underground Flammable Liquid Storage Tanks." This standard is very similar to EPA/530/UST-90/006.

With regard to INCON's own operations, the Company's cost of compliance with federal, state, and local environmental laws does not materially affect the Company's financial condition.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. One building serves as INCON's executive offices; the other its manufacturing facility. The executive office building is leased from a corporation owned in part by two principal INCON shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on these buildings expire in August 1998 and October 1998, respectively, and include options to purchase at the then fair market value, subject to certain minimum purchase prices. The Company is currently evaluating whether to lease the current facilities for another year or lease a larger building in the same industrial park. The Company believes it will renew these leases or lease alternate facilities, without any material adverse effect on operations in 1998.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.


ITEM 3. LEGAL PROCEEDINGS.

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v. Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action was brought by Mr. Knight, a former director and executive officer of INCON whose employment had recently been terminated by the Company. Mr. Knight alleges that he is owed $287,100 in unpaid bonus payments over a six and a half year period under his original Employment Agreement dated as of December 29, 1986. The complaint further alleges that he is entitled to $574,200 in statutory punitive damages, plus attorneys' fees and costs. The Company believes that the bonus arrangements called for in the 1986 agreement had been superseded from year to year by other annual bonus arrangements approved by the Board of Directors of which Mr. Knight was a voting member, and that all bonus payments due to Mr. Knight were paid each year in accordance with the substitute arrangements. The Company and Mr. Knight have each filed motions for summary judgment. These motions have not yet been decided by the court.

The Company is a defendant in Hasstech, Inc. v. Intelligent Controls, Inc., a patent infringement action filed October 24, 1997 in the U.S. District Court, Southern District of California. The Complaint alleges that INCON's line leak detector infringes a certain patent held by Hasstech. The Complaint seeks injunctive relief and treble damages in an unspecified amount. The Company has filed an Answer, denying all material allegations and seeking an injunction to prevent Hasstech from claiming that INCON has infringed its patent. INCON believes that there are certain obvious and significant differences between its LLD and the claims covered by Hasstech's patent, and management intends to vigorously defend against this lawsuit. A mediation session between the parties was held in early March 1998 and is scheduled to resume in late April 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 1997.



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

Prior to listing on the Emerging Company Marketplace, there was no trading market for the Company's common stock on any exchange or organized over-the-counter market. The high-low prices for the Company's stock for the last four quarters were as follows:

                                             High        Low
                                            ------      ------

      Quarter Ended March 31, 1997          $2 1/2      $1 5/8

      Quarter Ended June 30, 1997           $2 7/8      $1 7/8

      Quarter Ended September 30, 1997      $2 7/8      $2 1/4

      Quarter Ended December 27, 1997       $3 3/4      $2 3/8

As of March 12, 1998 the Company had 499 shareholders of record.

It has been INCON's policy to reinvest all earnings in the business, and the Company has never paid dividends on its Common Stock. Also, under credit agreements with its bank, the Company may not declare or pay dividends to shareholders without the prior consent of the bank.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

1997 Compared to 1996

Net sales totaled $13.0 million in 1997, an increase of $3.1 million or 31 percent from 1996. The increase was primarily a result of strong growth in the petroleum market segment and the shipment of approximately two-thirds of the $1.8 million Taiwan automatic tank gauge order received in late 1996.

Petroleum segment sales increased to $11.5 million, or 36 percent from $8.4 million for the comparable period in 1996. Sales, excluding the large shipments to Taiwan, increased over 31 percent from 1996. The growth was attributable to continued sales increases to key accounts as well as strong sales of the electronic Line Leak Detector product.

The Utility and General Instruments segment grew 6 percent, from $1.4 million in 1996 to $1.5 million in 1997. The Company continued to ship the Optimizer product, originally released in 1996, and the acceptance of the product by electric utility users has generally been good. Currently, however, further sales of the product are on hold pending software and hardware changes to improve reliability. The Company has already arranged the replacement of several malfunctioning units in the field and will be implementing the updated changes over the next six months.

Gross margins improved modestly in 1997, to 42 percent compared to 41 percent for the comparable period in 1996. The 1996 adverse effects of product mix and increases in scrap carried into early 1997 and resulted in lower gross margins during the first quarter of 1997. Gross margins improved as the year progressed and averaged 43 percent in the second half of 1997.

Operating expenses, managed aggressively following the operating loss in 1996, increased slightly in 1997 (by $73,977) but declined sharply as a percentage of sales (35.1% versus 45.4%). Operating expenses were favorably impacted by reduced warranty costs and lower salaries resulting from the departure of several senior management individuals. Research and development spending, although still strong, was notably lower than in 1996 as the major development effort for the electronic Line Leak Detector was completed. Interest expenses declined by a small amount as the operating cash flow improved, particularly in the second half of the year.

1997 operating profits, at $868,426 compare favorably to a 1996 loss of $441,100. It should be noted that the Company was unprofitable in the first quarter of 1997, and thus the improved profits were achieved during the April to December 1997 period. The keys to the profit turnaround from the loss experienced in 1996 were increased sales volume, improved gross margins, and reduced operating spending as a percent of sales revenue.

1996 Compared to 1995

Net sales totaled $9.9 million in 1996, an increase of $614,000 from 1995. The increase in sales was primarily a result of an increase in utility business and petroleum sales to OEM customers.

Petroleum segment sales in 1996 increased 5% to $8.5 million from $8.1 million for the comparable period in 1995. The growth was attributable to an increase in sales to key accounts. The lateness of new products and problems uncovered with the Company's liquid level sensor contributed to the slowdown in growth in the first half of 1996. The release of the Line Leak Detector and improvements made to the liquid level sensor resulted in an 18% sales growth in the second half of 1996 compared to the same period in 1995.

The Utility and General Instrument segment grew 27% to $1.4 million from $1.1 million in 1995. The growth in sales was attributable to the release of the Optimizer circuit breaker monitor and the increased investment in sales and marketing. In 1996 the Company shipped approximately $300,000 of Optimizers compared to none in 1995. These were mostly evaluation units since utilities budget their spending in the prior year. The performance of these units generally was favorable and the Company received several commitments for 1997.

Gross margins in 1996 were adversely affected by the mix of product sold and increases in scrap. This resulted in margins falling from 47% in 1995 to 41% in 1996. The problems uncovered with the liquid level sensor and write-off of material associated with the Line Leak Detector beta test program resulted in the increase in returned product and scrap. Also, in 1996 a greater portion of the sales were to key accounts which, due to the size of the orders, receive special pricing. This resulted in lower margins, offset however by decreased commission paid.

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

Liquidity and Capital Resources
-------------------------------

In January of 1996, the Company changed banking relationships and increased its working capital line of credit to $3 million dollars from $1.5 million in 1995, and secured a special line of credit of $4 million to be used for acquisitions. As of December 31, 1996 the Company had $984,000 available to be borrowed on the working capital line of credit. In 1996 the Company utilized borrowings on its working capital line of credit and a slowdown in payments to suppliers. The increase in inventories was attributable to a buildup of material for a large order for a company in Taiwan and increased Line Leak Detector inventory required to cover new orders of that product. Both of these were shipped in the first quarter of 1997. The slowdown in payments to suppliers was rectified by the end of the first quarter of 1997, and did not affect the Company's open credit with suppliers.

In 1997 the Company utilized its working capital line of credit to fund the growth in sales and accounts receivable and to accommodate the weak operating results experienced early in the year. The Company increased the working capital line of credit from $3 million to $3.5 million during the first half of 1997. As of December 27, 1997 the Company had $2,745,634 available to be borrowed on the working capital line of credit. Total inventories, at $1,884,000, compared favorably to $2,863,000 at year end 1996 and a meaningful improvement in inventory turnover was achieved in 1997. The reduction in inventory was attributable to shipment of two-thirds of the Taiwan automatic tank gauge order and an overall improvement in material planning and purchasing.

The Company has a $1 million equipment revolver, of which $505,000 was available to be borrowed as of December 27, 1997. The Company funded $204,000 and $157,000 of capital additions with this equipment revolver in 1996 and 1997. The $4 million acquisition line of credit was not utilized in 1996 or 1997.

The Company feels that current funds and existing lines of credit are adequate to fund existing operations for the foreseeable future. However, the Company has been seeking additional capital in order to strengthen its competitive position and fund possible future expansion.

The Company has recently executed an agreement with two venture capital funds, Ampersand Specialty Materials and Chemicals III Limited Partnership and Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership (collectively, "Ampersand"). Ampersand and one individual have agreed to invest $5.25 million to purchase common stock from INCON in May
1998, subject to satisfaction of certain conditions. The Company would plan to apply a portion of these proceeds as follows: (i) to fund a contemplated issuer tender offer to INCON shareholders ($1.6 million) and (ii) to pay down the existing line of credit and other indebtedness ($1.2 million). The remaining proceeds would be available as additional working capital, and could be used to fund future acquisitions by the Company. No such acquisitions are presently planned.

Year 2000 Issues
----------------

In 1997 the Company began evaluating the extent to which its products and operations may be adversely affected by Year 2000 problems. (Year 2000 problems are software malfunctions that can arise from misinterpretation of two-digit representations of years after 1999.) Based on its evaluation, the Company currently anticipates that the cost of addressing these issues will not have a material effect on future financial results.

Forward-Looking Statements
--------------------------

The "Management's Discussion and Analysis" section and "Description of Business" section of this report contain forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those concerning estimates of future market demand for Petroleum and Utility segment products, statements concerning the Company's expected future revenues and warranty costs, and statements concerning the future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for ATG and LLD products or Utility segment products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; and risks attendant to an intended expansion of the Company business, through increased investment in product development and future acquisitions, following receipt of new capital from Ampersand and intended changes in the Company's management structure.


ITEM 7. FINANCIAL STATEMENTS.

Audited financial statements of the Company appear beginning at page F-1 below, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosures in 1997.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders, to be held on April 30, 1998.

Under the bylaws of the Company, all officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:


       Name              Age              Positions with Company
------------------       ---      --------------------------------------

Alan Lukas               47       Chief Executive Officer, Director, and
                                  Chairman of the Board

Andrew B. Clement        28       Controller

Alan Lukas founded INCON in 1978. Previously he had held positions as Project Engineer at GenRad (1972- 1973), Applications Engineer at Analog Devices, Inc.
(1973), Product Marketing Manager at Teledyne Philbrick (1974), and Engineering Manager at Process Development Corp., Division of Honeycomb Systems (1975-1978). From 1975 to 1978, Mr. Lukas served on the Board of Directors of ImmunoSystems Inc. of Scarborough, Maine, a firm engaged in the detection of hazardous substances in the environment. He currently serves on the Board of Directors and Executive Committee of the Center for Technology Transfer in Portland, Maine, and is a member of the Advisory Board of the School of Engineering Science at the University of Southern Maine. He has been a director of INCON since 1978.

Andrew B. Clement has been with INCON since November of 1997, in the position of Controller. Previously he held positions as Controller at EDM, Inc. (1997), Accountant at Portland Pipe Line Corp.(1996) and Cost Accountant at Aero Tech Manufacturing, Inc.(1992-1995)


ITEM 10. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.

No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 27, 1997.


                                   SIGNATURES


In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTELLIGENT CONTROLS, INC.

                                      By: /s/ Alan Lukas
                                          ------------------------------------
                                              Alan Lukas, President and
                                              Chief Executive Officer
                                              Date:March 27, 1998

                                      By: /s/ Andrew B. Clement
                                          ------------------------------------
                                              Andrew B. Clement, Controller
                                              (principal financial officer and
                                              principal accounting officer)
                                              Date: March 27, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Alan Lukas                                             Date: March 27, 1998
--------------------------------------------
    Alan Lukas, President, Chief
    Executive Officer and Director


/s/ Andrew B. Clement                                      Date: March 27, 1998
--------------------------------------------
    Andrew B. Clement, Controller


/s/ Charlton H. Ames                                       Date: March 27, 1998
--------------------------------------------
    Charlton H. Ames, Director


/s/ George E. Hissong                                      Date: March 27, 1998
--------------------------------------------
    George E. Hissong, Director


/s/ Henry M. Powers                                        Date: March 27, 1998
--------------------------------------------
    Henry M. Powers, Director


/s/ Paul F. Walsh                                          Date: March 27, 1998
--------------------------------------------
    Paul F. Walsh, Director



                               Index to Exhibits


Exhibit No.                              Description
-----------                              -----------

   3(i)          Articles of Incorporation; incorporated by reference to
                 Exhibit 2.1 of the Registrant's Form 1-A, filed June 19,
                 1993, as amended, SEC File No. 24B-3429 ("Registrant's Form
                 1-A")

   3(ii)         Bylaws, as currently in effect, incorporated by reference to
                 Exhibit 3 (ii) of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1995 (SEC File No. 1-13628)

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

  10.2           Agreement, executed March 6 and 7, 1991, with Power
                 Solutions, Inc.; incorporated by reference to Exhibit 6.2 of the Registrant's Form 1-A

  10.3 Lease Agreement, dated as of April 11, 1991; incorporated by reference to Exhibit 6.4 of the Registrant's Form 1-A

  10.3A          Lease Extension Agreement, executed May 27, 1997, with Apollo
                 Development Corp.

  10.4 Lease Agreement, dated June 21, 1994; incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-KSB for the fiscal year ended December 31, 1994 (SEC File No.
                 1-13628)

  10.4A          Addendum to Lease, executed May 27, 1997, with BJB Associates

  10.5           Employment Agreement, dated as of December 29, 1986, with
                 John Knight, a former executive officer; incorporated by reference to Exhibit 6.9 of the Registrant's Form 1-A


Note: Compensatory plans and management contracts are filed as Exhibits 10.6 through 10.10 below.


  10.6 1984 Incentive Stock Option Plan; incorporated by reference to Exhibit 6.5 of the Registrant's Form 1-A

  10.6A          Amendment No. 1 to 1984 Incentive Stock Option Plan;
                 incorporated by reference to Exhibit 10.5A of the Registrant's Form 10-SB (SEC File No. 1-13628)

  10.6B          Amendment No. 2 to 1984 Incentive Stock Option Plan;
                 incorporated by reference to Exhibit 10.6B of the Registrant's Form 10-KSB for the fiscal year ended December
                 31, 1996 (SEC File No. 1-13628)

  10.7 Advisory Board Stock Option Plan; incorporated by reference to Exhibit 6.6 of the Registrant's Form 1-A

  10.8           1993 Director Stock Option Plan; incorporated by reference to
                 Exhibit 6.7 of the Registrant's Form 1-A

  10.9           1994 Employee Stock Purchase Plan, amended and restated as of
                 January 1, 1996; incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-KSB for the fiscal year ended
                 December 31, 1996 (SEC File No. 1-13628)

  10.10          Form of Confidentiality and Nondisclosure Agreement;
                 incorporated by reference to Exhibit 6.11 of the Registrant's
                 Form 1-A

  21             Subsidiaries of the Registrant

  23             Consent of Accountants

  27             Financial Data Schedule


REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have audited the accompanying balance sheets of Intelligent Controls, Inc., as of December 27, 1997 and December 31, 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Controls, Inc., as of December 27, 1997 and December 31, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Portland, Maine
February 13, 1998



                          INTELLIGENT CONTROLS, INC.
                                BALANCE SHEETS

                    December 27, 1997 and December 31, 1996


ASSETS
------

                                                                    1997           1996
                                                                 -----------    -----------

Current assets:
  Cash and cash equivalents                                      $       300    $   133,690
  Accounts receivable, net of allowance for doubtful accounts
   of $50,000 in 1997 and $60,000 in 1996                          2,200,062      1,960,979
  Inventories                                                      1,884,328      2,863,335
  Prepaid expenses and other                                         227,704        312,837
  Income tax receivable                                              119,099        160,000
  Deferred income taxes                                              192,464        210,000
                                                                 --------------------------
      Total current assets                                         4,623,957      5,640,841

Property and equipment, net                                          856,581        851,081
Other assets                                                          27,176         19,979
Restricted cash                                                           --        199,120
                                                                 --------------------------
                                                                 $ 5,507,714    $ 6,711,021
                                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Non-interest bearing overdraft                                 $    67,259             --
  Note payable - bank                                                754,366    $ 2,015,862
  Accounts payable                                                   769,097        881,349
  Accrued expenses                                                   520,709        673,767
  Current portion of long-term debt                                  194,700        191,700
                                                                 --------------------------
      Total current liabilities                                    2,306,131      3,762,678

Long-term debt, net of current portion                               372,401        409,967

Deferred income taxes                                                 67,295         58,450

Deposit from stockholder                                                  --        199,120
                                                                 --------------------------

Commitments

Stockholders' equity:
  Common stock, no par value; 5,000,000 shares authorized;
   3,274,306 shares issued in 1997 and 3,238,952 in 1996           2,293,841      2,252,041
  Retained earnings                                                  468,046         33,071
  Treasury stock, 2,153 shares at cost in 1996                            --         (4,306)
                                                                 --------------------------

      Total stockholders' equity                                   2,761,887      2,280,806
                                                                 --------------------------
                                                                 $ 5,507,714     $6,711,021
                                                                 ==========================


The accompanying notes are an integral part of the financial statements



                          INTELLIGENT CONTROLS, INC.
                             STATEMENTS OF INCOME

          For the Years Ended December 27, 1997 and December 31, 1996


                                                                      1997            1996
                                                                  ------------    -----------

Net sales                                                         $ 13,005,184    $ 9,890,728

Cost of sales                                                        7,568,247      5,836,720
                                                                  ---------------------------

Gross profit                                                         5,436,937      4,054,008

Operating expenses:
  Selling, general and administrative                                3,777,699      3,511,273
  Research and development                                             790,812        983,261
                                                                  ---------------------------

                                                                     4,568,511      4,494,534
                                                                  ---------------------------

Operating income (loss)                                                868,426       (440,526)

Other expense:
  Interest expense                                                    (157,230)      (186,734)
  Other expense                                                        (30,221)       (23,853)
                                                                  ---------------------------
                                                                      (187,451)      (210,587)
                                                                  ---------------------------

Income (loss) before income tax expense (benefit)                      680,975       (651,113)

Income tax expense (benefit)                                           246,000       (231,000)
                                                                  ---------------------------

Net income (loss)                                                 $    434,975    $  (420,113)
                                                                  ===========================

      Net income (loss) per share basic and diluted               $        .13    $      (.13)
                                                                  ===========================

      Weighted average common shares outstanding                     3,249,749      3,231,058
                                                                  ===========================

      Weighted average common and common equivalent
       shares outstanding                                            3,392,686      3,231,058
                                                                  ===========================


The accompanying notes are an integral part of the financial statements



                          INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Years Ended December 27, 1997 and December 31, 1996


                                        Common Stock                                     Total
                                   ----------------------   Retained     Treasury    Stockholders'
                                    Shares       Amount     Earnings       Stock        Equity
                                   ---------   ----------   ----------   ---------   -------------

Balances, January 1, 1996          3,215,590   $2,221,352   $ 453,184    $ (4,306)    $2,670,230

Exercise of stock options             16,758       12,828          --          --         12,828

Issuance of common  stock              6,604       17,861          --          --         17,861

Net Loss                                  --           --    (420,113)         --       (420,113)
                                   -------------------------------------------------------------

Balances, December 31, 1996        3,238,952    2,252,041      33,071      (4,306)     2,280,806

Exercise of stock options             25,050       20,312          --          --         20,312

Issuance of common stock              12,457       25,794          --          --         25,794

Retirement of 2,153 treasury
 shares                               (2,153)      (4,306)         --       4,306              0

Net Income                                --           --     434,975          --        434,975
                                   -------------------------------------------------------------

Balances, December 27, 1997        3,274,306   $2,293,841    $468,046    $      0     $2,761,887
                                   =============================================================


The accompanying notes are an integral part of the financial statements


                          INTELLIGENT CONTROLS, INC.
                           STATEMENTS OF CASH FLOWS

          For the Years Ended December 27, 1997 and December 31, 1996


                                                                     1997           1996
                                                                 ------------    ----------

Cash flows from operating activities:
  Net income (loss)                                              $    434,975    $ (420,113)
  Adjustments to reconcile net income to net cash used by
   operating activities:
    Depreciation and amortization                                     242,430       212,073
    Deferred income taxes                                              26,381       (71,000)
    Changes in assets and liabilities:
      Accounts receivable                                            (239,083)       (8,133)
      Inventories                                                     979,007      (620,819)
      Prepaid expenses and other current assets                        85,133       (16,516)
      Income tax receivable                                            40,901      (160,000)
      Accounts payable and accrued expenses                          (265,310)      664,910
      Accrued income taxes payable                                         --       (51,068)
      Other                                                            (7,196)       (6,154)
                                                                 --------------------------

        Net cash provided by (used by) operating activities         1,297,238      (476,820)
                                                                 --------------------------

Cash flows from investing activities:
  Capital expenditures                                               (247,931)     (204,402)
                                                                 --------------------------

        Net cash used by investing activities                        (247,931)     (204,402)
                                                                 --------------------------

Cash flows from financing activities:
  Increase in non-interest bearing overdraft                           67,259            --
  Net borrowings on note payable - bank                            (1,261,496)      653,215
  Issuance of long-term debt                                          157,000       104,770
  Repayment of long-term debt                                        (191,566)     (199,280)
  Issuance of common stock                                             46,106        30,689
  Decrease (increase) in restricted cash balances                     199,120      (199,120)
  (Decrease) increase in liability to shareholder                    (199,120)      199,120
                                                                 --------------------------

        Net cash (used by) provided by financing activities        (1,182,697)      589,394
                                                                 --------------------------

Net decrease in cash                                                 (133,390)      (91,828)

Cash and cash equivalents at beginning of year                        133,690       225,518
                                                                 --------------------------

Cash and cash equivalents at end of year                         $        300    $  133,690
                                                                 ==========================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    160,624    $  185,456
    Income taxes                                                 $    373,000    $   30,276

Supplemental disclosure of noncash financing activity:
  During 1997 treasury stock with a carrying cost of $4,306 was retired.


The accompanying notes are an integral part of the financial statements



                          INTELLIGENT CONTROLS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                    December 27, 1997 and December 31, 1996


1. Summary of significant accounting policies

Organization and Operations
---------------------------

The Company is engaged primarily in designing and manufacturing microprocessor-based control devices and systems for industrial, commercial and power utility applications.

During 1997 the Company changed its reporting year end from a calendar year end used in prior years, to the last Saturday in December.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition
-------------------

Substantially all revenue is related to the sale of products and is recorded at the time of shipment to the customer.

Inventories
-----------

Inventories are stated at the lower of cost (average cost) or market (net realizable value) on a first in first out basis.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of the equipment (three to ten years) and the lease terms for the leasehold improvements for book and tax purposes.

Expenditures for maintenance, repairs and minor replacements are charged to operations while expenditures for major replacements and betterments are added to property, plant, and equipment accounts. When fixed assets are sold, retired or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Net Income (Loss) Per Share
---------------------------

Effective for the 1997 fiscal year, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share. The Statement requires dual presentation of basic and diluted earnings per share of common stock on the statements of income. Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the fiscal years presented. Prior period earnings per share data has been restated to conform to the provisions of this statement.

                                            Net            Common        Earnings
                                       Income (Loss)       Shares          Per
                                        (Numerator)     (Denominator)     Share
                                       -------------    -------------    --------


December 27, 1997
-----------------

  Basic earnings per share               $  434,975       3,249,769       $ .13
  Dilutive potential shares                      --         142,917
                                         --------------------------------------
  Diluted earnings per share             $  434,975       3,392,686       $ .13
                                         ======================================

December 31, 1996
-----------------

  Basic earnings per share               $ (420,113)      3,321,058       $(.13)
  Dilutive potential shares                      --              --
                                         --------------------------------------
  Diluted earnings per share             $ (420,113)      3,231,058       $(.13)
                                         ======================================


Fair Value of Financial Instruments
-----------------------------------

At December 27, 1997, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their value as of December 27, 1997 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

Impairment Accounting

The Company adopted Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS No. 121) in 1996. The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

New Accounting Pronouncements

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 27, 1997. The impact of these statements on the Company's financial statements has not yet been determined.

Reclassifications
-----------------

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


2. Inventories

Inventories consisted of the following at December 27, 1997 and December 31, 1996:

                                              1997           1996
                                           -----------    -----------

         Raw materials and parts           $ 1,214,749    $ 1,870,834
         Work-in-progress                      229,824        294,576
         Finished goods                        356,974        647,788
         Supplies and other                     82,781         50,137
                                           --------------------------

                                           $ 1,884,328    $ 2,863,335
                                           ==========================


3. Property and equipment

Property and equipment consisted of the following at December 27, 1997 and December 31, 1996:

                                                     1997           1996
                                                  -----------    -----------

Equipment                                         $ 1,139,210    $ 1,119,610
Furniture and fixtures                                104,312        120,087
Computer software                                     154,560        119,554
Leasehold improvements                                111,983        105,442
                                                  --------------------------
                                                  $ 1,510,065    $ 1,464,693

Less accumulated depreciation and amortization        653,484        613,612
                                                  --------------------------

                                                  $   856,581    $   851,081
                                                  ==========================

4. Note payable - bank

Note payable - bank represents amounts borrowed under a $3,500,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictions, including those related to new borrowings, maximum debt to equity ratio, and minimum pretax income levels. Interest is variable at the bank's base rate plus .25% (8.50% at December 27, 1997). At December 27, 1997, an additional $2,745,634 was available to be borrowed under the line. The weighted average interest rate on all outstanding borrowings at fiscal year ended December 27, 1997 was 8.55%.

As of December 27, 1997, the company was in violation of a certain debt convenant. By letter dated March 25, 1998, the bank agreed to waive this violation for the period under audit.

5. Long-term debt


   Long-term debt consisted of the following at December 27, 1997:

     Term note payable, interest at 9.5% payable monthly through
      December 1999                                                    $   71,950

     Borrowing under a $1,000,000 revolving credit agreement with a bank, interest at a variable rate (8.5% at December 27,
      1997), with principal and interest payable monthly through
      January 2001                                                        495,151
                                                                       ----------
                                                                          567,101

     Less current portion                                                (194,700)
                                                                       ----------
                                                                       $  372,401
                                                                       ==========

The revolving credit agreement is collateralized in the same manner and subject to the same conditions as the note payable described in Note 4. The term note payable is collateralized by a subordinated interest in Company assets, is guaranteed by a stockholder, and contains restrictions with respect to dividends capital, expenditures, and new borrowings.

At December 27, 1997, aggregate maturities of long-term debt are as follows:


            1998                       $ 194,700
            1999                         198,900
            2000                         160,900
            2001                          12,601
                                       ---------
                                       $ 567,101
                                       =========


6. Income taxes

Income tax expense (benefit) consists of the following:

                                                     1997          1996
                                                   ---------    ----------

      Current:
        Federal                                    $ 197,000    $ (125,000)
        State                                         57,000       (35,000)
                                                   -----------------------
                                                     254,000      (160,000)
                                                   -----------------------

      Deferred:
        Federal                                       (6,200)      (55,000)
        State                                         (1,800)      (16,000)
                                                   -----------------------

                                                      (8,000)      (71,000)
                                                   -----------------------

         Total income tax expense (benefit)        $ 246,000    $ (231,000)
                                                   =======================

The actual income tax benefit differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                             1997    1996
                                                             ----    -----

      Computed expected income tax expense (benefit)          34%     (34)%
      State income taxes, net of federal benefit               6       (7)
      Foreign Sales Corporation                               (5)      --
      Other                                                    1        6
                                                             -------------

            Total income tax expense (benefit) rate           36%     (35)%
                                                             =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following at December 27, 1997 and December 31, 1996:


    Deferred tax assets:                  1997          1996
                                        ---------     ---------

      Inventory                         $  60,381     $  92,000
      Reserves                            108,585       104,000
      Compensation                         23,498        14,000
                                        -----------------------

                                        $ 192,464     $ 210,000
                                        =======================

    Deferred tax liabilities:
      Depreciation                      $  67,295     $  58,450
                                        =======================

7. Common stock

The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, and an Advisory Board Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vest at a rate of 20% per year, while options granted under the other two plans vest immediately. Options granted under the 1984 Incentive Stock Option Plan and the Advisory Board Stock Option Plan expire after 10 years, while options granted under the 1993 Directors Stock Option Plan expire after 5 years. As of December 27, 1997, 97,000 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 1997 and 1996 is:

                                            Number of     Weighted Average
                                              Shares       Exercise Price
                                            ---------     ----------------

Outstanding January 1, 1996                  498,201           $1.61

Issued during 1996                            87,500           $3.42

Lapsed during 1996                           (73,135)          $3.90

Exercised during 1996                        (17,058)          $0.77

Outstanding at December 31, 1996             495,508           $1.69

Issued during 1997                           118,000           $2.19

Lapsed during 1997                           (40,500)          $2.97

Exercised during 1997                        (21,300)          $0.73

Outstanding at December 27, 1997             551,708           $1.74


Shares exercisable at December 27, 1997      398,373
                                             =======

Shares exercisable at December 31, 1996      363,900
                                             =======

The weighted average fair value of options granted in 1997 and 1996 was $1.26 and $1.14, respectively and the range of exercise prices at December 27, 1997 is $0.25 to $4.52. The weighted average remaining contractual life of these options is approximately 3.4 years.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123). This statement requires a fair value based method of accounting for employee stock options and results in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using value based method as prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Company has elected to follow APB No. 25 in accounting for its employee stock plans, and accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements under SFAS No. 123, the Company's net income and earnings per share would have been to the pro forma amounts indicated below:

                                                   1997                    1996
                                           --------------------    ------------------------
                                              As         Pro           As           Pro
                                           Reported     Forma       Reported       Forma
                                           --------    --------    ----------    ----------

   Net income (loss)                       $434,975    $399,519    $(420,113)    $(459,848)

   Basic net income (loss) per share       $   0.13    $   0.12    $   (0.13)    $   (0.14)

The fair value of stock options in the pro forma accounts for 1997 and 1996 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield; expected volatility of 50% for both years; risk-free interest rates of 6% for both years; and expected life of 6 years for both years.


8. Commitments

The Company leases two facilities, including one from a related party, and various computer and office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to August 1998. Minimum lease payments over the fixed terms of these leases are as follows:

                  1998                        $84,179
                  1999                          4,761

Rent expense was approximately $117,000 and $112,900 in 1997 and 1996, respectively, including approximately $64,000 and $62,700 to a related party.

The Company manufactures a certain product line under an exclusive license agreement which requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was $9,377 and $14,531 in 1997 and 1996 respectively.


9. Employee benefit plan

The Company has adopted a 401(k) plan which covers all eligible employees and includes a matching contribution by the Company. In 1995, the Company's Board of Directors voted to increase the Company's match from 40% of the first 5% of the employee's contribution, to 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were approximately $35,300 and $29,500 in 1997 and 1996, respectively.


10. Litigation

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v. Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action was brought by Mr. Knight, a former director and executive officer of Intelligent Controls, Inc. whose employment was terminated by the Company in June 1996. Management is vigorously contesting the case and the ultimate outcome is unknown. Accordingly no amounts have been accrued for in the financial statements relating to this litigation. Mr. Knight has paid the Company $199,120 to exercise stock options. In 1997 these funds, which were held in a restricted escrow account in 1996, plus accrued interest, were returned to Mr. Knight as part of a written agreement between the Company and Mr. Knight dated April 21, 1997. The corresponding share certificates were cancelled coincident with the written agreement.


11. Subsequent Event

The Company has executed an agreement with two venture capital funds, Ampersand Specialty Materials and Chemicals III Limited Partnership and Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership (collectively, "Ampersand"). Ampersand has agreed to purchase $5.0 million of common stock from INCON, subject to satisfaction of certain conditions. The Company would plan to apply a portion of these proceeds as follows: (i) to fund a contemplated issuer tender offer to INCON shareholders ($1.6 million) and
(ii) to pay down the existing line of credit and other indebtedness ($1.2 million). The remaining proceeds would be available as additional working capital.