Form 10QSB
period 1998-03-28
INTELLIGENT CONTROLS INC
filed 1998-05-13
CIK 762953

CONFORMED COPY

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 1998

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

There were 4,944,837 shares of Common Stock of the issuer outstanding as of April 30, 1998.

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]



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

Results of Operations For Three Months Ended March 28, 1998:

For the three months ended March 28, 1998, sales increased 16% to $3.54 million compared to sales in the first quarter of 1997 of $3.03 million.


Sales in the petroleum market grew by 21% due to continued strong EPA compliance demand as well as strong new construction activity. In March 1998 and February 1997 the Company made large partial shipments of a $1.8 million order from Chinese Petroleum in Taiwan. Approximately $590,000 of shipments were included in both the first quarter 1998 and 1997 respectively. The March 1998 shipment was the final shipment to Chinese Petroleum. Sales to a single OEM customer of a digital probe were $180,000 lower than the first quarter of 1997. Shipments have been deferred to permit for a design enhancement that will improve the product's reliability and ease of installation. Shipments are expected resume in the near future.

Sales of Power Utilities products were down 22% in the first quarter of 1998 as compared to the first quarter of 1997. Deferred shipments of the Optimizer are the primary reason for this downturn. The Optimizer circuit breaker monitoring product has been recalled for software upgrades and resulting new orders have not shipped pending the completion of this change. A newer version model, the Optimizer Plus, is in final design testing and should be introduced in the later part of 1998.

Gross margins improved significantly, increasing from 35.1% in the first quarter of 1997 to 43.7% for the same period of 1998. This improvement in margins was due to reduced warranty costs, improved manufacturing efficiency resulting from higher volume, and lower material costs. Margins in both quarters were adversely affected by shipments of the Chinese Petroleum order. Due to its size and commercial importance for long term position in Asia, the Chinese Petroleum order was negotiated at special pricing levels.

Operating expenses were up 36% in the first three months of 1998 over the same months in 1997. This increase was primarily due to additional investment in the sales and marketing area, as well as, several one time legal and administrative expenses, and increased R & D expenses.

Net income for the first quarter of 1998 was $36,972 as compared to a net loss of ($30,804) for the same period in 1997. The turnaround in profitability was primarily due to higher sales volume and the resulting higher margins.


Liquidity and Capital Resources at March 28, 1998:

As of March 28, 1998 the Company had $2.6 million available to be borrowed on its $3.5 million dollar line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs through the end of 1998.

Subsequent Events:

The Company has recently completed a series of transactions that resulted in a substantial increase in its capital. Capital was increased on May 1, 1998 through a $5,325,001 purchase of Common Stock at $3.25 per share by two investment funds affiliated with Ampersand Ventures, in Wellesley, Massachusetts. Capital was further increased on May 6, 1998 by a $250,000 purchase of Common Stock at $3.25 per share by Roger E. Brooks, the Company's new President and Chief Executive Officer, as part of a restricted stock arrangement with him.

The Company intends to apply this capital to (i) fund the Company's recent tender offer to repurchase 475,000 shares of Common Stock from existing shareholders at $3.25 per share ($1,543,750), (ii) pay costs associated with the Ampersand transaction and the tender offer (estimated at $250,000), (iii) repay approximately $1 million of existing indebtedness,
(iv) fund $650,000 of litigation expense in settling a certain lawsuit by a former executive, of which all but $40,000 will be paid to repurchase Common Stock and options from the executive at a price equivalent to the recent tender offer price (see "Legal Proceedings," below), and (v) fund plans for expanding its business, through increased marketing efforts, continued development of new products, and other means.


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

As previously reported, the Company is a defendant in a wrongful termination action brought against it in July 1996 by John D. Knight, a former executive. In April 1998 the Company reached a tentative settlement by which it has agreed to (i) pay Mr. Knight $40,000 of additional severance compensation, (ii) repurchase 100,000 option shares from him at a net price of $3.25 per share minus the underlying option exercise price of $1.25 per share, and (iii) cancel additional stock options for 148,240 shares at a net price of $3.25 per share minus the underlying option exercise price of $.50 per share. Mr. Knight originally received the stock options from the Company in 1987. The per share price to be paid to Mr. Knight equals the price of the Company's recent tender offer to repurchase 475,000 shares of Common Stock from existing shareholders. See "Management's Discussion and Analysis -- Subsequent Events," above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held April 30, 1998. At the meeting the following matters were voted upon by shareholders. All matters were approved as indicated:

1.  To fix the number of directors at five and to elect Alan Lukas, George
    E. Hissong, Paul F. Walsh, Charles D. Yie, and Roger E. Brooks to the Board of Directors.

                                          Withheld
                                          Authority
                                For          For         Total
                             ---------    ---------    ---------

Alan Lukas                   2,791,165      2,446      2,793,611
George E. Hissong            2,791,165      2,446      2,793,611
Paul F. Walsh                2,783,065     10,546      2,793,611
Charles D. Yie               2,783,065     10,546      2,793,611
Roger E. Brooks              2,791,165      2,446      2,793,611

2. To ratify the appointment of Coopers & Lybrand as independent accountants to the Company for the year ending December 26, 1998.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,730,061      61,750        1,800              0

3. To amend the Articles of Incorporation to increase the authorized common stock from 5,000,000 shares to 8,000,000 shares.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,777,865      13,346        2,400              0


4. To amend the Articles of Incorporation to provide that Section 910 of the Maine Business Corporation Act shall not apply to the Company.
    Section 910 provides special appraisal and sale rights to minority shareholders of publicly held Maine corporations in which a person or group acquires more than 25% voting power. By its terms, Section 910 allows the corporation to opt out of the statute through a shareholder vote.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,282,671      15,786        6,125           489,029

5. To amend the Articles of Incorporation to permit the Company to repurchase shares from unreserved and unrestricted capital surplus.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,292,292       4,426         800            496,093

6.  To approve the proposed 1998 Employee Stock Option Plan.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,281,292      12,526        3,700           496,793

7.  To approve a proposed restricted stock arrangement with Roger E.
    Brooks.

            For         Against      Abstain      Broker non-vote
         ---------      -------      -------      ---------------
         2,763,711      18,156        4,680            7,064


ITEM 5.  OTHER INFORMATION

On May 1, 1998, the Company consummated a sale of 1,638,462 shares of Common Stock at $3.25 per share to two investment funds affiliated with Ampersand Ventures. The stock purchase was $325,000 greater than originally reported, reflecting an amendment of the Investment Agreement at the time of closing.

On May 6, 1998, the Company consummated a sale of 486,923 shares of Common Stock at $3.25 per share to Roger E. Brooks, pursuant to a restricted stock arrangement approved by vote of the shareholders at the Annual Meeting of Shareholders on April 30, 1998. The consideration for this stock was paid in the form a $1,332,500 promissory note and $250,000 in cash from Mr. Brooks.

On March 30, 1998, the Company commenced a tender offer to repurchase up to 475,000 shares of Common Stock at $3.25 per share from existing shareholders. A total of 967,028 shares were tendered to the Company prior to expiration of the tender offered on May 1, 1998. Payment for 475,000 shares was made by the Company commencing on May 11, 1998; the balance of the tendered shares are being returned to shareholders.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.

No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 28, 1998.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTELLIGENT CONTROLS, INC.

                                    By:  /s/ ANDREW B. CLEMENT
                                         -----------------------------------
                                         Andrew B. Clement, Controller
                                         (on behalf of the Company and as
                                         principal financial officer)
Date:  May 12, 1998



                              Index to Exhibits


Exhibit No.     Description
-----------     -----------

   10.1 Investment Agreement, dated March 26, 1998 among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals
                III Companion Fund Limited Partnership, and Roger E.
                Brooks; incorporated by reference to Exhibit 99.c(1) to the Company's Schedule 13E-4 Issuer Tender Offer Statement filed on March 30, 1998

   10.1A Amendment No. 1 to Investment Agreement, dated as of May 1, 1998, among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership, and Roger E. Brooks

   10.2 Stockholders Agreement, dated as of May 1, 1998, among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership, Roger E. Brooks, Alan Lukas, Paul E. Lukas, and certain related parties; incorporated by reference to Exhibit 99.c(2) to the Company's Schedule 13E-4 Issuer Tender Offer Statement filed on March 30, 1998

   10.3         Employment Agreement between the Company and Roger E. Brooks

   10.3A Employee Stock Restriction Agreement between the Company and Roger E. Brooks and related promissory note, pledge agreement and form of 83(b) election

   10.4         1998 Employee Stock Option Plan

   10.5 Lease Extension Agreement, executed March 27, 1998 with Apollo Development Corp.

   10.6 Addendum to Lease, executed April 28, 1998 with BJB Associates; Letter dated April 3, 1998 from BJB Associates regarding reimbursement of utility cost by landlord

   27           Financial Data Schedule


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of March 28, 1998 and the related statements of income and cash flows for the three month periods ended March 28, 1998 and March 31, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 27, 1997 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 27, 1997, is fairly stated in all materials respects, in relation to the statement of financial position from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

/s/  Coopers & Lybrand  L.L.P.
----------------------------------

Portland, Maine
April 17, 1998


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                   ------

                                                                   (unaudited)
                                                                    March 28      December 27
                                                                      1998           1997
                                                                   -----------    -----------

Current Assets:
  Cash and cash equivalents                                        $      300     $      300
  Accounts receivable, net of allowance for doubtful accounts
   of $ 68,000 in 1998 and $60,000 in 1997                          2,880,769      2,200,062
  Inventories                                                       1,605,832      1,854,328
  Prepaid expenses and other                                          224,632        257,704
  Income taxes receivable                                              94,449        119,099
  Deferred income taxes                                               192,464        192,464
                                                                   -------------------------

      Total current assets                                          4,998,446      4,623,957

Property, Plant, and Equipment, net                                   846,864        856,581

Other assets                                                           27,960         27,176
                                                                   -------------------------

                                                                   $5,873,270     $5,507,714
                                                                   =========================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Non-interest bearing overdraft                                   $  369,352     $   67,259
  Note payable - bank                                                 924,509        754,366
  Accounts payable                                                    396,016        769,097
  Accrued expenses                                                    769,014        520,709
  Current portion of long-term debt                                   194,700        194,700
                                                                   -------------------------

      Total current liabilities                                     2,653,591      2,306,131

Long-term debt, net of current portion                                324,003        372,401

Deferred taxes                                                         67,295         67,295

Stockholders' Equity
  Common stock, no par value; 5,000,000 shares authorized;
   3,306,375 issued at March 28, 1998 and 3,274,306 at
   December 27,1997                                                 2,359,201      2,293,841
  Retained earnings                                                   505,018        468,046
  Less:
         Shareholder note receivable                                  (23,338)
         Treasury stock, 5,128 shares at cost                         (12,500)
                                                                   -------------------------
                                                                    2,828,381      2,761,887
                                                                   -------------------------

                                                                   $5,873,270     $5,507,714
                                                                   =========================


See accompanying notes.


                         INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF INCOME


                                                            Three Months Ended
                                                        --------------------------
                                                        (unaudited)    (unaudited)
                                                         March 28       March 31
                                                           1998           1997
                                                        -----------    -----------

Net sales                                               $ 3,537,314    $ 3,033,663

Cost of sales                                             1,992,464      1,967,482
                                                        --------------------------
                                                          1,544,850      1,066,181

Operating expenses:
  Selling, general and administrative                     1,191,186        833,583
  Research and development                                  245,161        217,538
                                                        --------------------------
                                                          1,436,347      1,051,121
                                                        --------------------------

Operating income                                            108,503         15,060

Other expense:
  Interest expense                                          (17,024)       (52,818)
  Other expense                                             (29,857)       (13,006)
                                                        --------------------------
                                                            (46,881)       (65,824)
                                                        --------------------------

Income (loss) before income tax                              61,622        (50,764)

Income tax (expense) benefit                                (24,650)        19,960
                                                        --------------------------


Net income (loss)                                       $    36,972    $   (30,804)
                                                        ==========================

Net income (loss) per share basic and diluted:          $       .01    $      (.01)
                                                        ==========================

Weighted average number of common shares outstanding      3,289,336      3,301,000
                                                        ==========================

Weighted average common and common equivalent shares
 outstanding                                              3,423,531      3,301,000
                                                        ==========================


See accompanying notes.



                          INTELLIGENT CONTROLS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                Three Months Ended
                                                            --------------------------
                                                            (unaudited)    (unaudited)
                                                             March 28       March 31
                                                               1998           1997
                                                            -----------    -----------

Cash flows from operating activities
  Net Income                                                $   36,972     $  (30,804)
Adjustments to reconcile net income to net cash
   (used by) provided by operating activities:
    Depreciation and amortization                               64,212         56,205
    Deferred taxes                                                  --        (19,960)
    Changes in assets and liabilities:
      Accounts receivable                                     (680,707)      (200,229)
      Inventories                                              248,496        558,177
      Prepaid expenses and other                                33,072         51,889
      Income taxes receivable                                   24,650             --
      Accounts payable and accrued expenses                   (124,776)      (252,881)
      Other                                                       (784)        (1,178)
                                                            -------------------------

      Net cash (used by) provided by operating activities     (398,865)       161,219

Cash flows from investing activities:
  Purchases of equipment and leasehold improvements, net       (54,495)       (47,615)
                                                            -------------------------
  Net cash (used) by investing activities                      (54,495)       (47,615)

Cash flows from financing activities:
  Increase in non-interest bearing overdraft                   302,093
  Net borrowings on note payable - bank                        170,143        124,384
  Repayment of long-term debt                                  (48,398)       (47,660)
  Issuance of common stock                                      65,360             --
     Acquisition of treasury stock                             (12,500)            --
      Increase in shareholder note receivable                  (23,338)
      Decrease In restricted cash                                   --       (199,120)
      Decrease in deposit from shareholder                          --        199,120
                                                            -------------------------
      Net cash provided (used) by financing activities         453,360         76,724

Net increase (decrease) in cash                                      0        190,328

Cash and cash equivalents at beginning of year                     300        133,690
                                                            -------------------------

Cash and cash equivalents at end of period                  $      300     $  324,018
                                                            =========================


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $   29,857     $   52,818
                                                            =========================
    Income taxes                                            $       --     $       --
                                                            =========================


See accompanying notes.



INTELLIGENT CONTROLS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain reclassifications have been made to the December 27, 1997 financial statements to conform with the March 28, 1998 presentations.

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB.


2.    Earnings Per Common Share
      -------------------------

      Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the periods presented.

                                      Net Income     Common Shares    Earnings
                                      (Numerator)    (Denominator)    Per Share
                                      -----------    -------------    ---------

      March 28, 1998
      --------------

      Basic earnings per share         $ 36,972        3,289,336       $ 0.01
      Dilutive potential shares              --          134,195       ======
                                       -------------------------
      Diluted earnings per share       $ 36,972        3,423,531       $ 0.01
                                       ======================================

      March 31, 1997
      --------------

      Basic earnings per share         $(30,804)       3,301,000       $(0.01)
      Dilutive potential shares              --               --       ======
                                       -------------------------
      Diluted earnings per share       $(30,804)       3,301,000       $(0.01)
                                       ======================================


3.    Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment, at cost,


                                                            (Unaudited)
                                                             March 28     December 27
                                                               1998          1997
                                                            ----------    -----------

      Leasehold improvements                                $  111,983    $  111,983
      Equipment                                              1,164,086     1,139,210
      Computer software                                        184,179       154,560
      Furniture and Fixtures                                   104,312       104,312
                                                            ------------------------
                                                             1,564,560     1,510,065

      Less accumulated depreciation and amortization          (717,696)     (653,484)
                                                            ------------------------
                                                            $  846,864    $  856,581
                                                            ========================


4.    Inventories consisted of the following at March 28, 1998 and December 27,
      1997.

                                        (Unaudited)     (Audited)
                                         March 28      December 27
                                           1998           1997
                                        -----------    -----------

      Raw Material                      $  978,509     $1,214,749
      Work in Progress                     240,806        229,824
      Finished Goods                       333,260        356,974
      Other                                 53,257         52,781
                                        -------------------------

                                        $1,605,832     $1,854,328
                                        =========================


5.    New Accounting Pronouncements
      -----------------------------

      In June 1997, the Financial Accounting Standards Board issue Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standard will not necessitate any changes to existing financial reporting.


6.    Subsequent Events
      -----------------

      Subsequent to year end, the Company completed a series of transactions that resulted in a substantial increase in its capital. On May 1, 1998, the Company received $5,325,000 through the sale of stock to two investment funds affiliated with Ampersand Ventures. In addition the Company received $250,000 through the sale of stock to Roger Brooks on May 6, 1998. Roger Brooks is the Company's new President and Chief Executive Officer and the sale was part of a restricted stock arrangement with him.

      In April 1998, the Company reached a tentative settlement agreement with John Knight, a former executive who has brought a wrongful termination action against the Company. The agreement calls for the Company to pay Mr. Knight $40,000 in additional severance compensation, to repurchase 100,000 options from him at a price of $3.25 per share less the underlying exercise price of $1.25 per share, and cancel 148,240 stock options at a net price of $3.25 per share less the underlying option exercise price of $.50 per share.