Form 10QSB
period 1998-06-27
INTELLIGENT CONTROLS INC
filed 1998-08-11
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 27, 1998

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
Yes   X   No
    -----    -----

There were 5,056,760 shares of Common Stock of the issuer outstanding as of July 31, 1998.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----


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

Results of Operations For Six Months Ended June 27, 1998:

For the six months ended June 27, 1998, sales grew 12% to $6.9 million as compared to $6.2 million for the same period in 1997.

The Petroleum segment grew 16% in the first half of 1998 to $6.3 million, up from $5.4 million for the first six months of 1997. The ongoing sales growth in this market continues to be caused by strong new construction activity and the EPA compliance requirement which has a deadline of December 22, 1998. Sales of a new generation of automatic tank gauges, the TS-1001/2001, during the first half of 1998, have been received well in the marketplace. Digital probe sales to a major OEM customer began to improve in the second quarter, due to recently resumed shipments after completion of design improvement. Sales to that customer are still $245,000 lower for the year than during the first six months of 1997, with $180,000 of the decline coming in the first quarter of 1998. Overall revenues for the first half of 1998 and 1997 were favorably affected by approximately $590,000 of shipments in each of March 1998 and February 1997 under the recently completed China Petroleum order.

Sales in the Power Utilities segment were down 20% for the first six months of 1998. Sales continue to be adversely affected by deferred shipments of the Optimizer product which is undergoing a software upgrade. Shipments of upgraded units have subsequently begun in July.

Gross margins for the first half of 1998 were 46.4% as compared to 40.0% for the same period in 1997. Purchased material cost reductions, manufacturing volume efficiencies, and reduced warranty scrap were the major components of this performance improvement.

Operating expenses were 52.2% of sales for the first half of 1998, as compared to 35.5% for the same period in 1997. Operating expenses in the second quarter of 1998 were significantly affected by added costs from settling two lawsuits.

* The settlement of a 1996 lawsuit by John Knight (a former executive) involved the repurchase of $607,660 in stock and options from him, on terms equivalent to the recent tender offer to all Company shareholders. Under generally accepted accounting principles, the repurchase of stock and options from Mr. Knight must be expensed, whereas the repurchase of stock from shareholders through the tender offer is accounted for as an adjustment to shareholders' equity. The settlement also involved the payment of an additional $40,000 to Mr. Knight, by way of additional severance compensation.

* A tentative settlement of a patent infringement claim by Hasstech will require INCON to pay Hasstech $100,000 in subsequent quarters. The entire $100,000 has been accrued as an expense in the second quarter of 1998.

(See "Legal Proceedings" below). Without the effect of these settlement costs, operating expenses for the first six months of 1998 would be 41.4% of sales. In addition to these settlement costs, operating expenses for 1998 grew from increased spending in marketing and sales, R & D, and corporate management as compared to the first half of 1997. Expenses in 1998 have also included approximately $50,000 in increased legal expense indirectly related to an investment by Ampersand Ventures in the Company, and approximately $80,000 of legal expense incurred in defending against the Hasstech litigation.

The net loss for the first six months of 1998 was ($389,278) as compared to net income of $91,205 for the same months in 1997. The onetime legal charges for settling two lawsuits were the reason for the loss during this otherwise profitable six month period. Income from operations, before legal settlement costs, was $241,146 for the quarter ended June 27, 1998 and $349,649 for the first half of 1998 as compared to $263,187 for the second quarter of 1997 and $278,246 for the first half of 1997.


Liquidity and Capital Resources at June 27, 1998:

As of June 27, 1998 the Company had $2.5 million in cash and 100% availability on its $3.5 million line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Capital was increased by nearly $5.6 million in May 1998 through (i) a $5,325,001 purchase of Common Stock at $3.25 per share by two investment funds affiliated with Ampersand Ventures, in Wellesley, Massachusetts and
(ii) a $250,000 purchase of Common Stock at $3.25 per share by Roger E. Brooks (the Company's new President and Chief Executive Officer) as part of a restricted stock arrangement with him.

The Company used more than $3.3 million of this capital to (i) fund the Company's recent tender offer to repurchase 475,000 shares of Common Stock from existing shareholders at $3.25 per share ($1,543,750), (ii) pay costs associated with the Ampersand transaction and the tender offer ($143,974),
(iii) repay approximately $1 million of existing indebtedness, and (iv) fund approximately $650,000 of litigation expense in settling the Knight lawsuit. The Company plans to use the remaining capital primarily to help fund plans for expanding its business, through increased marketing efforts, continued development of new products, international expansion, and other means.


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company settled, in May, a long-standing legal dispute with John Knight, a former executive who was terminated in June 1996. Mr. Knight alleged that the Company owed him $287,100 in unpaid bonus payments over a six and one-half year period under his 1986 Employment Agreement, plus $574,200 in punitive damages. Mr. Knight had also challenged the Company's refusal to allow his post-termination exercise of certain stock options for 248,240 shares.

The parties agreed to dismiss the lawsuit in return for a $40,000 payment by the Company to Knight, plus an additional payment equivalent to a repurchase of the 248,240 shares from him at $3.25 per share, minus the aggregate exercise price for his options. The $3.25 per share is the same price the Company offered to other shareholders in its recently completed tender offer. As part of the terms, the Company acknowledged that Mr. Knight validly exercised certain of his stock options.

The Company reached a tentative agreement, in early July, with Hasstech which had brought suit in October 1997 claiming that INCON's line leak detector infringed a certain Hasstech patent. A settlement reached in mediation, and recorded in the court records, calls for an agreement between the parties whereby INCON will pay Hasstech $100,000, part in September 1998 and the balance in the first quarter of 1999. In addition, the Company has potential small ongoing payments in the event of sales to a specific market segment, within which the Company is not currently active. Both parties agreed to this settlement to avoid the expenditure of additional time, effort and money required in a protracted litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.

On May 27, 1998, the Company filed a report on Form 8-K regarding settlement of the Knight litigation. See "Legal Proceedings" above.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
                                       By: /s/ Andrew B. Clement
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
Date:  August 11, 1998                     principal financial officer)


                              Index to Exhibits

Exhibit No.     Description
-----------     -----------

   10.1 Settlement Agreement and Mutual Release, dated May 13, 1998, with John Knight; incorporated herein by reference to
                Exhibit 99.1 to the Company's report on Form 8-K filed on May 27, 1998.

   10.2         Employment Agreement dated as of May 1, 1998 with Alan Lukas

   27           Financial Data Schedule


                      REPORT OF INDEPENDENT ACCOUNTANTS


July 24, 1998



To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of June 27, 1998 and the related statements of income and cash flows for the three and six month periods ended June 27, 1998 and June 30, 1997. These financial statements are the responsibility of the Company's management.

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

/s  PricewaterhouseCoopers   L.L.P.
-----------------------------------



                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                   ------

                                                        (unaudited)
                                                          June 27      December 27
                                                           1998           1997

Current Assets:
  Cash and cash equivalents                             $ 2,498,482    $      300
  Accounts receivable, net of allowance for doubtful
   accounts of $84,459 in 1998 and $60,000 in 1997        2,644,480     2,200,062
  Inventories                                             1,711,601     1,854,328
  Prepaid expenses and other                                162,298       257,704
  Income taxes receivable                                   198,717       119,099
  Deferred income taxes                                     192,464       192,464
                                                        -------------------------

      Total current assets                                7,408,042     4,623,957

Property, Plant, and Equipment, net                         852,980       856,581

Other Assets                                                 29,139        27,176
                                                        -------------------------

                                                        $ 8,290,161    $5,507,714
                                                        =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Non-interest bearing overdraft                                           67,259
  Note payable - bank                                                     754,366
  Accounts payable                                          600,090       769,097
  Accrued expenses                                          908,242       520,709
Current portion long-term debt                              138,200       194,700
                                                        -------------------------

      Total current liabilities                           1,646,532     2,306,131

Long-term debt, net of current portion                      276,515       372,401

Deferred taxes                                               67,295        67,295

Stockholders equity:
  Common Stock, no par value; 8,000,000 shares            7,578,979     2,293,841
   authorized; 5,056,760 issued at June 27, 1998
   and 3,274,306 issued at December 27, 1997
  Retained Earnings                                          78,768       468,046
  Less:
    Shareholder note receivable                          (1,345,428)
    Treasury Stock, 105,128 shares                          (12,500)
                                                        -------------------------
                                                          6,299,819     2,761,887
                                                        -------------------------

                                                        $ 8,290,161    $5,507,714
                                                        =========================

                           See accompanying notes.


                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)

                                            Three Months Ended           Six Months Ended
                                          June 27       June 30       June 27       June 30
                                            1998          1997          1998          1997

Net sales                                $3,382,173    $3,164,323    $6,919,489    $6,197,986

Cost of sales                             1,715,342     1,752,845     3,707,807     3,720,327
                                         ----------------------------------------------------
                                          1,666,831     1,411,478     3,211,682     2,477,659

Operating expenses:
  Selling, general and administrative     1,208,619       964,366     2,399,805     1,797,949
  Research and development                  217,066       183,926       462,228       401,464
  Legal settlement charges                  747,660             0       747,660             0
                                         ----------------------------------------------------
                                          2,173,345     1,148,292     3,609,693     2,199,413

Operating income (loss)                    (506,514)      263,186      (398,011)      278,246

Other income (expense)
  Interest (expense)                        (22,604)      (48,390)      (52,461)     (101,208)
  Other income (expense)                      6,802       (17,319)      (10,222)      (30,325)
                                         ----------------------------------------------------
                                            (15,802)      (65,709)      (62,683)     (131,533)

Income (loss) before income tax            (522,316)      197,478      (460,694)      146,714

Income tax (expense) benefit                 96,066       (75,469)       71,416       (55,509)
                                         ----------------------------------------------------

Net income (loss)                        $ (426,250)   $  122,009    $ (389,278)   $   91,205
                                         ====================================================

Net income (loss) per share
 basic and diluted                       $    (0.10)   $     0.04    $    (0.10)   $     0.03

Weighted average number of
 common shares outstanding                4,386,547     3,435,191     3,835,378     3,435,191

Weighted average common and
 common equivalent shares outstanding     4,437,719     3,435,191     3,912,133     3,435,191


                           See accompanying notes.


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)

                                                                Six Months Ended
                                                              June 27        June 30
                                                               1998           1997

Cash flows from operating activities:
  Net income (loss)                                         $  (389,278)    $  91,205
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
  Depreciation                                                  127,150       114,947
  Changes in assets and liabilities
    Accounts receivable                                        (444,418)     (141,665)
    Inventories                                                 142,727       555,009
    Prepaid expenses and other current assets                    95,406        83,960
    Income tax receivable                                       (79,618)       55,509
    Accounts payable and accrued expenses                       218,526      (229,175)
    Other                                                        (1,963)       (2,356)
                                                            -------------------------

    Net cash created (used) by operating activities            (331,468)      527,434
                                                            -------------------------

Cash flows from investing activities:
  Purchases of property, plant, & equipment                    (132,844)     (107,969)
  Disposal of property, plant, & equipment                        9,295
                                                            -------------------------

  Net cash used by investing activities                        (123,549)     (107,969)

Cash flows from financing activities:
  Decrease in non-interest bearing overdraft                    (67,259)
  Repayment of note payable                                    (754,366)     (387,326)
  Issuance of long-term debt                                                   61,503
  Repayment of long-term debt                                  (152,386)
  Issuance of common stock, net                               5,285,138         3,099
  Acquisition of treasury stock                                 (12,500)
  Increase in shareholder note receivable                    (1,345,428)
  Decrease in restricted cash balances                                       (199,120)
  Decrease in liability to shareholder                                        199,120
                                                            -------------------------

  Net cash provided (used) by financing activities            2,953,199      (322,724)
                                                            -------------------------

Net increase in cash                                          2,498,182        96,741

Cash and cash equivalents at beginning of year                      300       133,690
                                                            -------------------------

Cash and cash equivalents at end of period                  $ 2,498,482     $ 230,431
                                                            =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $    52,461     $ 101,208

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

      Certain reclassifications have been made to the December 27, 1997 financial statements to conform with the June 27, 1998 presentations.

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB.

2.    Earnings Per Common Share
      -------------------------

      Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. The effect of exercising existing stock options is not taken into account where the results would be anti-dilutive (i.e. in periods with net losses). Following is a reconciliation of the dual presentations of earnings per share for the periods presented.

                                         Net Income     Common Shares    Earnings
                                         (Numerator)    (Denominator)    Per Share
                                         -----------    -------------    ---------
      Quarter Ended June 27, 1998
      ---------------------------

      Basic earnings per share           $(426,248)       4,386,547       $(0.10)
                                                                          ======
      Dilutive potential shares                                   0
                                         --------------------------
      Diluted earnings per share         $(426,248)       4,386,547       $(0.10)
                                         =======================================

      Six Months Ended June 27, 1998
      ------------------------------

      Basic earnings per share           $(389,276)       3,835,378       $(0.10)
                                                                          ======
      Dilutive potential shares                                   0
                                         --------------------------
      Diluted earnings per share         $(389,276)       3,835,378       $(0.10)
                                         =======================================

      Quarter Ended June 30, 1997
      ---------------------------

      Basic earnings per share           $ 122,009        3,435,191       $ 0.04
                                                                          ======
      Dilutive potential shares                                   0
                                         --------------------------
      Diluted earnings per share         $ 122,009        3,435,191       $ 0.04
                                         =======================================

      Six Months Ended June 30, 1997
      ------------------------------

      Basic earnings per share           $  91,205        3,435,191       $ 0.03
                                                                          ======
      Dilutive potential shares                                   0
                                         --------------------------
      Diluted earnings per share         $  91,205        3,435,191       $ 0.03
                                         =======================================


3.    Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment, at cost,

                                                        (Unaudited)
                                                         June 27,      December 27
                                                           1998           1997

      Leasehold improvements                            $  147,172     $  111,983
      Equipment                                          1,202,239      1,139,210
      Computer software                                    179,891        154,560
      Furniture and Fixtures                               104,312        104,312
                                                        -------------------------
                                                         1,633,614      1,510,065

      Less accumulated depreciation and amortization      (780,634)      (653,484)
                                                        -------------------------
                                                        $  852,980     $  856,581
                                                        =========================


4.    Inventories consisted of the following at June 27, 1998 and December
      27, 1997.

                                                        (Unaudited)
                                                         June 27       December 27
                                                           1998           1997

      Raw Material                                      $1,129,999     $1,214,749
      Work in Progress                                     216,123        229,824
      Finished Goods                                       305,536        356,974
      Other                                                 59,943         52,781
                                                        -------------------------

                                                        $1,711,601     $1,854,328
                                                        =========================


5.    New Accounting Pronouncements
      -----------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income, which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information, which revises existing guidelines about the level of financial disclosure of a company's operations. Both statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that the new standard will not necessitate any changes to existing financial reporting.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective January 1, 2000. The Company has not yet determined what effect, if any, the statement will have on the financial statements.

6.    Litigation
      ----------

In May 1998, the Company settled a lawsuit with a former executive who had filed suit alleging that the Company owed him $287,100 in unpaid bonus payments over a six and one-half year period under his 1986 Employment Agreement, plus $574,200 in punitive damages. The plaintiff also challenged the Company's refusal to allow his post-termination exercise of certain stock options for 248,240 shares. The case was settled by allowing the plaintiff to exercise some of his options followed by a $647,660 cash payment to the plaintiff, $607,660 to purchase back 100,000 shares and all of his outstanding options, as well as $40,000 as additional severance. The entire amount was expensed in the second quarter 1998.

The Company reached a tentative agreement, in early July, with Hasstech which had brought suit in October 1997 claiming that INCON's line leak detector infringed a certain Hasstech patent. A settlement reached in mediation, and recorded in the court records, calls for an agreement between the parties whereby INCON will pay Hasstech $100,000, part in September 1998 and the balance in the first quarter of 1999. The entire $100,000 obligation was recognized as an operating expense in the second quarter of 1998.

7.    Stockholders' Equity
      --------------------

On May 1, 1998, the Company received $5,325,001 of proceeds from the sale of 1,638,462 shares of common stock to two investment funds affiliated with Ampersand Ventures. In addition, on May 6, 1998, the company sold an additional 486,923 shares of common stock as part of a restricted stock arrangement with he new President and Chief Executive Officer. Proceeds on this sale amounted to $250,000 cash and the acceptance of a $1,332,500 promissory note.

On May 1, 1998, the Company completed a tender offer to existing shareholders, whereby the Company repurchased and canceled 475,000 shares of common stock for approximately $1,544,000.