Form 10QSB
period 1998-09-26
INTELLIGENT CONTROLS INC
filed 1998-11-12
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 26, 1998

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
Yes  X   No
    ----    ----

There were 5,056,760 shares of Common Stock of the issuer outstanding as of October 31, 1998.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ----     ----


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

Results of Operations For Nine Months Ended September 26, 1998:

For the nine months ended September 26, 1998, sales grew 13.8% to $11.4 million, up from $10 million for the same period in 1997.

Petroleum segment sales grew 17.6% to $10.4 million for the first nine months of 1998, as compared to $8.8 million for the same period in 1997. Sales growth continues due to a market driven by strong new construction and a December 22, 1998 EPA compliance deadline for leak detection on underground storage tanks. The TS-1001/2001 line of automatic tank gauges has replaced its predecessor the TS-1000/2000 as the primary automatic tank gauge sold by the Company. The Company also introduced a new software product, System Sentinel, at the Petroleum Equipment exhibition in September 1998.

Sales in the Power Utilities and Predictive Maintenance segment declined 14.8% for the first nine months of 1998. During the third quarter of 1998, the Company released the Optimizer Plus, an upgraded version of the older generation Optimizer product.

Gross margins for the first nine months of 1998 improved to 49.2%, up from 41.6% for the same period in 1997. Purchased material cost reductions, manufacturing volume efficiencies, reduced warranty scrap, and a favorable product/features mix continue to be the major components of this performance improvement. Another contributing factor to improved margins is the result of the timing of shipments to complete a large lower margin order to the Chinese Petroleum Corporation of Taiwan. In the first nine months of 1997, there were two large shipments to Chinese Petroleum while during the first nine months of 1998 there was only one shipment made.

Operating expenses were 46.4% of sales for the first nine months of 1998, as compared to 34.1% for the same period in 1997. Operating expenses in the second quarter of 1998 were significantly affected by added costs related to settling two lawsuits.

* The settlement of a 1996 lawsuit by John Knight (a former executive) involved the repurchase of $607,660 in stock and options from him, on terms equivalent to the second quarter 1998 tender offer to all Company shareholders. Under generally accepted accounting principles, the repurchase of stock and options from Mr. Knight must be expensed, whereas the repurchase of stock from shareholders through the tender offer is accounted for as an adjustment to shareholders' equity. The settlement also involved the payment of an additional $40,000 to Mr. Knight, by way of additional severance compensation.

* A settlement of a patent infringement claim by Hasstech was finalized early in the third quarter. Terms of this settlement require INCON to pay Hasstech $100,000, in which $50,000 has already been paid in the third quarter of 1998 and $50,000 to be paid in the first quarter of 1999. The entire $100,000 was accrued as an expense in the second quarter of 1998.

(See "Legal Proceedings" below). Without the effect of these settlement costs, operating expenses for the first nine months of 1998 would be 39.8% of sales. In addition to these settlement costs, operating expenses for 1998 increased from added spending in marketing and sales, R & D, and corporate management as compared to the first nine months of 1997. Expenses in 1998 also included charges of approximately $50,000 in legal expense indirectly related to an investment by Ampersand Ventures in the Company, and approximately $135,000 of legal expense incurred in defending against the Hasstech patent infringement claim.

Net income for the first nine months of 1998 was $45,089 as compared to net income of $336,524 for the same months in 1997. The onetime legal charges for settling two lawsuits were the reason for the reduced earnings during this otherwise profitable nine month period. Income from operations, before legal settlement costs, was $717,615 for the quarter ended September 26, 1998 as compared to $480,443 for the third quarter of 1997 and $1,067,259 for the first nine months of 1998 as compared to and $758,689 for the same period in 1997.

Liquidity and Capital Resources at September 26, 1998:

As of September 26, 1998 the Company had $3.7 million in cash and 100% availability on its $3.5 million line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

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

The Company used more than $3.3 million of this capital to (i) fund the Company's recent tender offer to repurchase 475,000 shares of Common Stock from existing shareholders at $3.25 per share ($1,543,750), (ii) pay costs associated with the Ampersand transaction and the tender offer ($143,974),
(iii) repay approximately $1 million of existing indebtedness, and (iv) fund approximately $700,000 expense to settle the Knight and Hasstech lawsuits. The Company plans to use the remaining capital primarily for its plans to expand its business through increased marketing and sales efforts, continued development of new products, international expansion, and acquisitions.

Year 2000 Compliance:

Year 2000 (Y2K) issues arise from the inability of many computer-based systems to properly recognize and handle information containing dates after 12/31/99.

Earlier this year, INCON initiated a Year 2000 compliance plan, consisting of (1) evaluation of IT (information technology) systems including its accounting, payroll, and inventory software and its desktop PCs and related networks; (2) evaluation of non-IT systems including telephone, voicemail, security, and heating, ventilation and cooling; (3) evaluation of INCON products including ATGs, LLDs, and Power Utility Predictive Maintenance Instruments; and (4) surveys of INCON's key vendors and to evaluate their vulnerability to Y2K issues.

By the first quarter of 1999, INCON plans to have tested all IT and non-IT systems deemed to be critical (accounting, payroll, telephone, and HVAC), by running them under different Year 2000 scenarios. Based on the Company's initial assessment of these systems (including information received from vendors of those systems), management does not expect to find significant Y2K compliance issues.

The subject receiving the greatest attention in the Company's Y2K compliance program is testing of INCON's products. Failure of those products to perform properly after the Year 2000 could undercut INCON's reputation for quality products and for products previously sold as being Y2K compliant could give rise to warranty expense. Based on current information, however, management expects that INCON products in the field will not experience any significant disruption due to Y2K issues. The Company has determined that its Automatic Tank Gauge (ATG) Models TS-1001 and TS-2001 containing firmware prior to version 1.1 will not handle Y2K dates following a power outage. These units will need to have the internal clock reset following power outages to handle dates after 1999. The Company will be sending simple reprogramming instructions to the relevant customers and distributors. The Company is also offering to replace the firmware with a Y2K compliant version, as an alternative means for addressing this issue. Management presently estimates that the cost of upgrading the firmware for the ATG Models TS-1001 and TS-2001 will be approximately $75 a unit and that there are approximately 750 units that may qualify for the upgrade. All other INCON products sold after approximately September 14, 1998 are believed to be Y2K compliant.

The Company has not yet adopted contingency plans for internal and external Year 2000 issues, but intends to do so by the end of first quarter 1999.

The Company has spent approximately $5,500 on its Y2K compliance efforts to date, which primarily consists of department manager and support personnel time. Management presently estimates the future costs of these efforts at approximately $40,000. All increased costs are being funded from operating cash flow and are being expensed as incurred. Management does not anticipate deferring any other technology-related projects as a result of these costs.

This discussion of Y2K issues contains forward-looking statements, as
defined in Section 21E of the Securities Exchange Act of 1934.   Examples of
such statements include estimates of completion dates for evaluation of systems and estimates of costs associated with Y2K compliance efforts. The Company cautions investors that numerous factors could cause actual results to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated problems with IT systems that vendors have represented as Y2K compliant, unanticipated customer or distributor resistance to INCON plans for addressing Y2K issues on the Model TS-1001/2001 ATGs, or unanticipated problems in the field with installed INCON products believed to be Y2K compliant.

PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company reached a final settlement, early in the third quarter, with Hasstech which had brought suit in October 1997 claiming that INCON's line leak detector infringed a certain Hasstech patent. Under the settlement INCON paid Hasstech $50,000 in September 1998 and will pay Hasstech and additional $50,000 in the first quarter of 1999. In addition, the Company has potential small ongoing payments in the event of sales to a specific market segment, within which the Company is not currently active.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
                                       By:
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
                                           principal financial officer)
Date:  November 10, 1998


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


                                       INTELLIGENT CONTROLS, INC.
                                       By:  /s/ Andrew B. Clement
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
Date:  November 10, 1998                   principal financial officer)


                              Index to Exhibits

Exhibit No.        Description
-----------        -----------

     27            Financial Data Schedule


                      REPORT OF INDEPENDENT ACCOUNTANTS


October 16, 1998


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc., as of September 26, 1998 and the related statements of income and cash flows for the three and nine month periods ended September 26, 1998 and September 30, 1997. These financial statements are the responsibility of the Company's management.

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

/s/  PricewaterhouseCoopers LLP
-------------------------------


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                   ------


                                                         (unaudited)
                                                         September 26   December 27
                                                             1998           1997

Current Assets:
  Cash and cash equivalents                              $3,744,814     $      300
  Accounts receivable, net of allowance for doubtful
   accounts of $101,986 in 1998 and $50,000 in 1997       2,912,260      2,200,062
  Inventories                                             1,588,921      1,854,328
  Prepaid expenses and other                                152,664        257,704
  Income taxes receivable                                                  119,099
  Deferred income taxes                                     192,464        192,464
                                                         -------------------------

    Total current assets                                  8,591,123      4,623,957

Property, Plant, and Equipment, net                         828,262        856,581

Other Assets                                                 30,317         27,176
                                                         -------------------------
                                                         $9,449,702     $5,507,714
                                                         =========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Non-interest bearing overdraft                                            67,259
  Note payable - bank                                                      754,366
  Income taxes payable                                       93,752
  Accounts payable                                          993,555        769,097
  Accrued expenses                                        1,180,415        520,709
  Current portion long-term debt                            138,200        194,700
                                                         -------------------------

     Total current liabilities                            2,405,922      2,306,131

Long-term debt, net of current portion                      236,297        372,401

Deferred taxes                                               67,295         67,295

Stockholders' equity:
  Common Stock, no par value; 8,000,000 shares            7,583,080      2,293,841
   authorized; 5,056,760 issued at September 26, 1998
   and 3,274,306 issued at December 27, 1997
  Retained Earnings                                         513,135        468,046
  Less:
    Shareholder note receivable                          (1,332,500)
    Treasury Stock, 108,521 shares                          (23,527)
                                                         -------------------------
                                                          6,740,188      2,761,887
                                                         -------------------------
                                                         $9,449,702     $5,507,714
                                                         =========================


                           See accompanying notes.

                          INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)



                                             Three Months Ended              Nine Months Ended

                                         September 26   September 30   September 26    September 30
                                             1998           1997           1998            1997

Net sales                                $ 4,451,620    $ 3,796,604    $11,371,108      $9,994,590

Cost of sales                              2,067,782      2,107,496      5,775,590       5,827,823
                                         ---------------------------------------------------------
                                           2,383,838      1,689,108      5,595,518       4,166,767

Operating expenses:
  Selling, general and administrative      1,423,595      1,019,025      3 823 402       2,816,974
  Research and development                   242,628        189,640        704,857         591,104
  Legal settlement charges                                                 747,660
                                         ---------------------------------------------------------
                                           1,666,223      1,208,665      5,275,919       3,408,078

Operating income                             717,615        480,443        319,599         758,689

Other income (expense)
  Interest income (expense)                   30,324        (40,461)        (7,052)       (141,669)
  Other expense                              (21,100)       (14,462)       (46,407)        (44,787)
                                         ---------------------------------------------------------
                                               9,224        (54,923)       (53,459)       (186,456)

Income before income tax                     726,839        425,520        266,140         572,233

Income tax expense                          (292,469)      (180,200)      (221,051)       (235,709)
                                         ---------------------------------------------------------

Net income                               $   434,370    $   245,320    $    45,089     $   336,524
                                         =========================================================

Net income per share
 basic and diluted                       $       .09    $      0.07    $       .01     $      0.10
Weighted average number of
 common shares outstanding                 4,949,171      3,435,191      4,206,642       3,324,662
Weighted average common and
 common equivalent shares outstanding      4,965,181      3,435,191      4,251,785       3,324,662



                           See accompanying notes.


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)


                                                           Nine Months Ended

                                                      September 26    September 30
                                                          1998            1997
                                                      ---------------------------
Cash flows from operating activities:
  Net income                                              45,089          336,524
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation                                         194,868          175,831
    Deferred taxes                                                         36,333
    Changes in assets and liabilities:
      Accounts receivable                               (712,198)        (465,225)
      Inventories                                        265,407          976,612
      Prepaid expenses and other current assets          105,040           79,631
      Income tax receivable                              119,099          160,000
      Income tax payable                                  93,752          237,722
      Accounts payable and accrued expenses              884,164          (94,859)
      Other                                               (3,141)          (3,534)
                                                       --------------------------
  Net cash created by operating activities               992,080        1,439,035
                                                       --------------------------

Cash flows from investing activities:
  Capital expenditures                                  (166,549)        (150,283)
                                                       --------------------------

  Net cash used by investing activities                 (166,549)        (150,283)

Cash flows from financing activities:
  Decrease in non-interest bearing overdraft             (67,259)
  Net payment on note payable - bank                    (754,366)      (1,260,769)
  Issuance of long-term debt                                               13,483
  Repayment of long-term debt                                            (192,604)
  Issuance of common stock, net                        3,956,739           20,487
  Acquisition of treasury stock                          (23,527)           4,306
  Decrease in restricted cash balances                                   (199,120)
  Decrease in liability to shareholder                                    199,120
                                                       --------------------------
  Net cash provided (used) by financing activities     2,918,983       (1,222,493)
                                                       --------------------------

Net increase in cash                                   3,744,514           66,259

Cash and cash equivalents at beginning of year               300          133,690
                                                       --------------------------

Cash and cash equivalents at end of period             3,744,814          200,039

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              40,461          141,669
    Income taxes                                               0                0


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

Certain reclassifications have been made to the December 27, 1997 financial statements to conform with the September 26, 1998 presentations.

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


                                        Net Income     Common Shares    Earnings
                                        (Numerator)    (Denominator)    Per Share
                                        -----------------------------------------
Quarter Ended September 26, 1998
--------------------------------

Basic earnings per share                 $434,370        4,949,171        $ .09
                                                                          =====
Dilutive potential shares                                   16,010
                                         -------------------------
Diluted earnings per share               $434,370        4,965,181        $ .09
                                         ======================================

Nine Months Ended September 26, 1998
------------------------------------

Basic earnings per share                 $ 45,089        4,206,642        $ .01
                                                                          =====
Dilutive potential shares                                   45,143
                                         -------------------------
Diluted earnings per share               $ 45,089        4,251,785        $ .01
                                         ======================================


Quarter Ended September 30, 1997
--------------------------------

Basic earnings per share                 $245,320        3,324,662        $0.07
                                                                          =====
Dilutive potential shares                                        0
                                         -------------------------
Diluted earnings per share               $245,320        3,324,662        $0.07
                                         ======================================

Nine Months Ended September 30, 1997
------------------------------------

Basic earnings per share                 $336,524        3,324,662        $0.10
                                                                          =====
Dilutive potential shares                                        0
                                         -------------------------
Diluted earnings per share               $336,524        3,324,662        $0.10
                                         ======================================


3.  Property, Plant, and Equipment
    ------------------------------

Property, plant, and equipment, at cost,


                                                  (Unaudited)
                                                 September 26,   December 27,
                                                      1998           1997

Leasehold improvements                            $  153,904      $  111,983
Equipment                                          1,236,025       1,139,210
Computer software                                    179,891         154,560
Furniture and Fixtures                               106,792         104,312
                                                  --------------------------
                                                   1,676,612       1,510,065

Less accumulated depreciation and amortization      (848,350)       (653,484)
                                                  --------------------------
                                                  $  828,262      $  856,581
                                                  ==========================

4. Inventories consisted of the following at September 26, 1998 and December 27, 1997.


                      (Unaudited)
                       June 27,     December 27,
                         1998           1997

Raw Material          $  911,738    $1,214,749
Work in Progress         271,016       229,824
Finished Goods           340,441       356,974
Other                     65,726        52,781
                      ------------------------
                      $1,588,921    $1,854,328
                      ========================


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

The Company reached a final agreement, early in the third quarter, with Hasstech which had brought suit in October 1997 claiming that INCON's line leak detector infringed a certain Hasstech patent. A settlement reached in mediation, and recorded in the court records, calls for an agreement between the parties whereby INCON will pay Hasstech $100,000, half in September 1998 and half in the first quarter of 1999. The entire $100,000 obligation was recognized as an operating expense in the second quarter of 1998.

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