Form 10KSB
period 1998-12-26
INTELLIGENT CONTROLS INC
filed 1999-03-26
CIK 762953

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 26, 1998


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

         Common Stock,                 American Stock Exchange (Emerging Company
         no par value                  Marketplace)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year: $16,198,385

The aggregate market value of Common Stock held by non-affiliates as of March 15, 1999 was $3,576,000

There were 5,061,123 shares of Common Stock of the issuer outstanding as of March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 1999

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Intelligent Controls, Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. INCON develops, manufactures, and sells electronic measurement systems to the petroleum and power utility industries and for general level measurement and predictive maintenance applications. The Company's products, including related applications and communication software, enable the users to detect leaks, measure liquid levels, and to perform predictive maintenance monitoring of equipment as an early indicator of wear and potential failure. The table below summarizes sales for these product lines over the past three years.

                            NET SALES BY PRODUCT LINE
                             (Dollars In Thousands)

                                 1998             1997           1996
                            --------------   -------------  --------------
 Petroleum (ATG):
    OEMs                        451     3%   $   655    5%  $  557      6%
    End Users                14,409    89%    10,803   83%   7,881     79%

  Total ATG:                 14,860           11,458         8,438
 Utility and Other
    Power Utility             1,237     7%     1,398   11%   1,198     12%
    General Instrument          101     1%       149    1%     255      3%
                            -------          -------        ------
  Total Utility and Other     1,338            1,547         1,453
    TOTAL NET SALES         $16,198   100%   $13,005  100%  $9,891    100%
                            =======          =======        ======


PETROLEUM EQUIPMENT PRODUCTS

INCON manufactures a line of electronic instruments for use at retail gasoline stations and gasoline/convenience stores. The products are also utilized in other locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground storage tanks ("ASTs"), including large private fleets, government agencies, municipalities, and fuel distribution companies. The product line includes automatic tank gauges (some with remote communications features), dedicated leak detectors, liquid level sensors, line leak detectors, user interface software, and various accessories, all of which can be used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"), and to provide information for the tank owner to manage inventories. The manufacturing process for these and other INCON products consists of basic mechanical and electronic assembly as well as the integration of software into the overall system.

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

The Company's electronic Line Leak Detector ("LLD") monitors the pressurized pipe between the submersible pump (located in the tank) and the dispenser (gas pump). The product meets pipeline monitoring requirements imposed by EPA regulations and is an updated technology which can replace mechanical line leak detectors. The LLD can interface with an ATG or operate as a stand-alone device. The product design has been enhanced since its original 1995 introduction, and the Company received notice recently of patent allowance. In 1997 and 1998 enhanced LLDs have been operating successfully in numerous commercial locations and customer response has been favorable. INCON also offers dedicated leak detection ("DLD") consoles which are similar to the ATG console. Instead of measuring inventory levels, these products only monitor leak detection, thereby offering certain customers an inexpensive alternative for achieving regulatory compliance. In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to customize a system for specific customer applications, allow the system to sense leaks and inventory levels in many different locations, and simplify installation. Some of these products and systems are assembled by the Company, while others are fabricated by outside contractors to INCON specifications.

INCON first produced its own liquid level probes in 1994. The Company's liquid level sensors are based on magnetostrictive position measurement technology which is widely proven in the industry. This capability of manufacturing its own probes has given INCON control of product quality and significantly reduced the overall cost of this component to the Company. In most cases, each UST or AST requires a liquid level sensor. INCON's ATG consoles will support from one to eight liquid level sensors. The average North American retail gasoline station or gasoline/convenience store has three USTs, while sites overseas may have five to eight tanks.

In 1997 the Company designed and placed in beta site testing a new ATG product line, the 1001 and 2001 models, marketed under the Company's Tank Sentinel registered trademark. They were designed as the new generation product to replace INCON's model 1000 and 2000 series. This product line was fully introduced in the Spring of 1998. These units have optional internal fax modem communications capability and were designed to be easy to use and upgrade, providing greater flexibility for the operator. They provide more overall capability than any other tank gauge in their price range as well as upgraded display, printer, and keyboard functions. This contrasts to some competitive models that cannot be upgraded, or require very expensive additional modules to accommodate needed features. The 1001 model can accommodate four liquid level sensor inputs and the 2001 model accommodates eight. The 1001 and 2001 models are designed to be very cost-effective to manufacture and incorporate a large number of common components.

In keeping with the trend toward digital technology, INCON manufactures, under private label, a Digital Liquid Level Sensor ("DLP"). This device integrates microcomputer functions of the automatic tank gauge console into the tank-mounted liquid level sensor. The microprocessor in the DLP interprets the signal from the level and temperature sensing system and transmits the processed data to a remote computer or other collection device. Data from many sensors can be transmitted over a common cable in a manner similar to a computer on a network. The product allows the ATG information to be read directly by personal computers, cash registers, point of sale equipment, or fuel management systems, both remotely and at the site. The Company has been actively developing a software product capability which can be offered alone, or in combination with INCON hardware products. This capability will allow digital or traditional probe users to efficiently integrate an overall system using equipment and software modules, which can interface with their established or developing business information systems. This software, called System Sentinel was released to beta sites starting in September 1998 and has been officially made available to the market in February 1999.

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

Internationally, many countries follow the lead of the United States, in terms of both environmental regulations and measurement technologies. The demand for ATGs, DLDs, and LLDs is expected to continue to grow in other parts of the world and INCON will continue to aggressively seek such business. During 1997, the Company shipped two thirds of a $1,800,000 ATG order received in 1996 from Taiwan. The final third of this large order was shipped in March 1998.

POWER UTILITY AND GENERAL INSTRUMENT PRODUCTS

INCON's Power Utility and Predictive Maintenance Instrument lines consist of electronic instruments for measurement and control in the power utility and general industrial markets. Typical customers include large publicly owned electric power utilities, municipal utilities, and manufacturing customers.

Historically, regulation has insulated utilities in the United States and other developed countries from competitive market forces, creating monopolies that permitted utilities to remain profitable despite their use of inefficient or outdated technology. In the deregulated environment being adopted across the United States over the next five years, consumers will have greater freedom to choose electricity suppliers, just as they now can choose among many long distance telephone service providers. This will place significant pressure on utility company management to reduce costs and increase plant efficiency. The Company believes this overall business backdrop will provide a positive environment for products that help utilities operate more efficiently and perform predictive maintenance in advance of system failures.

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

The Optimizer is a microprocessor-based monitoring device used to predict life and schedule preventive maintenance for high-voltage circuit breakers used by electric utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was originally released in 1996 and a second generation version, the Optimizer+ was introduced in September 1998. A new product under development in 1997, dubbed the "Dry Guy," is a special filtration system product that reconditions the fluids (oil) in circuit breakers and transformers. After further market study in 1998, this product development effort was discontinued.

SOFTWARE/SYSTEMS PRODUCTS

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

INCON is already actively providing a software and systems capability to complement its measurement and leak detection instruments. In 1997 the Company was successful in working with a major convenience store chain to supply a customized software and communication system which linked environmental and business monitoring and reporting across a multiple site activity. As a result of this successful experience and to take advantage of the market trends, INCON began the development of a standardized software package in 1997 which can be installed across a broad customer base. Beta site testing of a new Windows based client/server remote software monitoring package, System Sentinel, began in September 1998. The product was formally introduced in February 1999. Management believes that interconnectivity will be increasingly important, as the owners of existing instrumentation expend considerable effort to link their sites electronically and standardize monitoring and reporting.

COMPETITION

The petroleum equipment market segment is very competitive, both for instrumentation and software/system products. The Company's products compete with similar offerings from other manufacturers in the industry. In addition to INCON, there are at least four other significant suppliers of automatic tank gauge systems, one of which (a division of a large public company) is believed to have approximately a 50 percent market share. These suppliers are generally larger and have potentially greater resources than the Company. In addition there are over ten other minor suppliers of ATGs, as well as additional companies that sell software and other environmental and inventory monitoring services. Several suppliers offer customers the option of contracting out all, or part of, their measurement and compliance management activities. In such a case a monthly service fee is charged and the products can be installed and leased to the site owner. Based on observations to date, INCON's management believes that this concept is slowly being adopted, and may be beneficial to certain types of UST and ATG owners and operators. Although the Company has not provided this outsource service directly, one of its largest customers is active in this area and the Company has benefited from this trend through increased hardware, communications, and software sales.

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

INCON owns exclusive rights to the U.S. patent on certain Optimizer technology. Interest in the concept of circuit breaker monitoring has resulted in several competing models being offered by other companies. These competitive products, however, tend to be more expensive.

CUSTOMERS

INCON's customer base is highly diversified, with no one customer accounting for more than 10 percent of the Company's business in 1998. In the petroleum equipment segment the Company's customers are principally petroleum equipment distributors who purchase products from INCON and are responsible for installation and after-sales service. These distributors range from very large, regionally active organizations, to small organizations that focus on a narrow customer segment or geography. The distributors usually handle other complementary products sold to the same end-use customer base. Examples of such products are gasoline dispensers, point-of-sale ("POS") systems, vapor recovery systems, lighting, and canopies. Often the Company's products are specified by end-users who choose to standardize their equipment for all their locations. The distributors and end-use customers are serviced by INCON's factory-based national selling and technical service organization as well as by regionally-based manufacturer's representatives. In addition, the Company supplies petroleum equipment products to a few OEM (original equipment manufacturer) customers and has developed several large direct national accounts during 1998.

In the power utility and predictive maintenance instruments segment, INCON's customers are equipment OEMs and various electric utilities or large private system operators. These customers are serviced by the Company's factory-based national selling organization as well as by regionally-based manufacturer's representatives.

International   sales  are  normally  made  to  distributors,   which  are  then
responsible for importing the product to their respective countries, as well as sales, installation, and after-sales service.


INTELLECTUAL PROPERTY

INCON markets its petroleum equipment products under the registered trademark "Tank Sentinel." INCON holds two patents for its electrical instruments and has been advised a patent will be allowed on its electronic line leak detector (LLD) product. The Company has copyrights on certain software products; and other key software is highly technical and difficult to copy.

The Company has numerous trade secrets with regard to methods of detecting leaks in tanks and pipelines. Among these are INCON's volumetric tank leak test algorithm, its continuous automatic leak detection algorithm, and its method of detecting leaks in pressurized piping. INCON's process for producing the magnetostrictive wire required by the liquid level sensor is a Company trade secret.

GENERAL

As of March 12, 1999 the Company employed 95 people, including 16 in sales, marketing and technical service, 12 in research and product development, 11 in administration, and 56 in manufacturing operations.

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

INCON continuously invests in the development of new products and software as well as adapting existing products to new applications. During 1996, 1997, and 1998 the expenditures relating to the development of new products and the improvement of existing products were approximately $983,000, $791,000, and $997,000 respectively. These expenditures represent a Research and Product
Development   spending   rate  of  6  to  10   percent   of  sales.

GOVERNMENT REGULATION/OTHER CERTIFICATIONS

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

The Tank Sentinel ATG products also meet the much more stringent standards for tank tightness testing . To prove compliance with the federal and state regulations for tank tightness test, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the performance requirements. The INCON TS-1000, 1001 and TS-2000, 2001 systems have been tested by Ken Wilcox Associates. In Canada the TS-1000,1001 system, TS-2000,2001 system, and TS-LLD are certified by Underwriters Laboratory of Canada in accordance with ULC/ORD-C58.12-1992, "Leak Detection Devices (Volumetric Type) For Underground Flammable Liquid Storage Tanks." This standard is very similar to EPA/530/UST-90/006.

With regard to INCON's own operations, the Company's cost of compliance with federal, state, and local environmental laws does not materially affect the Company's financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. One building serves as INCON's executive offices; the other its manufacturing facility. The executive office building is leased from a corporation owned in part by two principal INCON shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on these buildings expire in October 2000 and the executive office building includes an option to purchase at the then fair market value, subject to certain minimum purchase prices. The Company is currently evaluating whether to lease the current facilities for another year or lease a larger building in the same industrial park. The Company believes it will renew these leases or lease alternate facilities, without any material adverse effect on operations in 2000.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation or other legal proceedings, other than routine litigation that is incidental to the business and which is not expected to have a material adverse effect on the Company. The Company is not aware of any contemplated legal proceedings against it by any governmental authority.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 1998.

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

Prior to listing on the Emerging Company Marketplace, there was no trading market for the Company's common stock on any exchange or organized over-the-counter market. The high-low prices for the Company's stock for the last four quarters were as follows:

                                                          HIGH         LOW
                                                       ---------      -------
         Quarter Ended March 28, 1998                  $  2 3/4       $ 2 3/16
         Quarter Ended June 27, 1998                   $  3 1/8       $ 1 7/8
         Quarter Ended September 26, 1998              $  2 1/2       $ 1 13/16
         Quarter Ended December 26, 1998               $  2 7/8       $ 1 7/8

As of March 15, 1999 the Company had 440 shareholders of record.

It has been INCON's policy to reinvest all earnings in the business, and the Company has never paid dividends on its Common Stock. Also, under credit agreements with its bank, the Company may not declare or pay dividends to shareholders without the prior consent of the bank.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Net sales  totaled  $16.2 million in fiscal 1998, an increase of $3.2 million or
24.5 percent from 1997. The increase was primarily due to a strong petroleum market segment fueled by new construction and compliance deadlines for leak detection mandated by the EPA.

Petroleum segment sales increased 30 percent during 1998 to $14.9 million from $11.5 in 1997. Sales through the petroleum distributors (the Company's primary sales channel) increased by 44 percent over 1997. The increase in sales was primarily due to a strong EPA compliance driven market, strong new construction, success with the new ATG 1001/2001 products, as well as general market share gains. The Company completed shipping a $1.8 million order to Taiwan in 1998, of which $1.2 million was shipped in 1997.

The Utility and Predictive Maintenance segment sales fell in 1998 by $209,000, a 13% decline from 1997. The decline in sales was primarily attributable to design changes in Optimizer circuit breaker monitor. During the first half of 1998, all Optimizer shipments were deferred pending completion of the upgrade. Optimizer units recalled from the field were modified to incorporate several improvements, or for a small charge, to replace them with the new model. This latest model (Optimizer+) was released for sale in September 1998 and preliminary customer feedback has been positive.

Gross margins improved markedly to 49 percent in 1998, as compared to 42 percent for the year 1997. Purchased material cost reductions, manufacturing volume efficiencies, reduced warranty scrap, and a favorable product/features mix were the major components of this performance improvement. Another notable factor was the timing of shipments of a large low margin order to Taiwan. In 1997 the Company shipped two thirds of the Chinese Petroleum order with the final one-third shipping in March 1998. Gross margins improved as the year progressed and averaged 52 percent for the second half.

Operating expenses increased as a percentage of sales from 35.1 percent in 1997 to 41.8 percent in 1998. Included in this $2.2 million increase were substantial onetime charges incurred in completing an investment transaction with an outside venture capital firm, legal and settlement costs in two significant lawsuits, and recruiting costs along with the ongoing expenses associated with building a stronger sales/marketing and senior management team. The company also increased its investment in R&D to almost $1 million in 1998 as compared to $790,000 in 1997. Interest expense declined due to strong operating cash flow and cash proceeds from an investment by an outside venture capital firm. The Company recognized $148,809 in interest income for the last 8 months of 1998.

1998 operating profits increased to $1,223,000, or 7.6 percent of sales, from $868,000, or 6.7 percent, in 1997. Even though the Company incurred substantial one-time operating expenses and a higher ongoing operating cost, the combined effect of increased sales, improved gross margins, reduction of interest expense, and the addition of interest income resulted in $355,000 of profit improvement.

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

The Utility and General Instruments segment grew 6 percent, from $1.4 million in 1996 to $1.5 million in 1997. The Company continued to ship the Optimizer product, originally released in 1996. In 1997, however, further sales of the product were suspended, pending software and hardware changes to improve reliability. The Company began to arrange for the replacement of several malfunctioning units in the field, as it prepared to implement product changes.

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

1997 operating profits, at $868,426, compared favorably to a 1996 loss of $441,100. It should be noted that the Company was unprofitable in the first quarter of 1997, and thus the improved profits were achieved during the April to December 1997 period. The keys to the profit turnaround from the loss experienced in 1996 were increased sales volume, improved gross margins, and reduced operating spending as a percent of sales revenue.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company continued to utilize its $3.5 million working capital line of credit to fund operations and growth through the first four months of 1998. On May 1, 1998 the Company completed an investment by Roger E. Brooks and two venture capital funds, Ampersand Specialty Materials and Chemicals III Limited Partnership and Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership (collectively, "Ampersand"). Ampersand and Roger E. Brooks invested $5.6 million to purchase common stock from INCON. The proceeds from these funds were utilized to pay off the working capital line of credit ($1 million), complete a Company tender offer to its own shareholders ($1.6 million) and pay legal settlement costs ($500,000). The remainder of the investment is available as additional working capital, and could be used to fund future acquisitions by the Company. Although the Company has completed no acquisitions to date, it continues to explore growth opportunities through acquisition. As of December 26, 1998, the Company had $3.5 million available to be borrowed on its working capital line of credit, as well as a cash balance of $4,202,084.

Total year end inventories valued at $1,321,000, down from $1,854,000, primarily due to continued improvement in materials management and purchasing. Accounts receivable grew from $2,200,000 at year end 1997 to $3,253,000 at year end 1998 due to an exceptionally strong fourth quarter 1998.

The Company has a $1 million equipment revolver, of which $666,000 was available to be borrowed as of December 26, 1998. The Company funded $157,000 of capital additions with this equipment revolver in 1997. In 1998 the Company did not borrow against the equipment revolver.

On September 18, 1998 the Company announced its Board of Directors had authorized the repurchase of up to $250,000 of its Common Stock in a stock buyback program which would end after March 1999. The Board of Directors increased and extended this program on December 14, 1998 to allow up to $500,000 of the Company's Common Stock to be repurchased through September 1999. As of December 26, 1998, the Company was able to repurchase $17,956 of its Common
Stock at an average price of $2.36 per share. The shares purchased under this program will be held for issuance under the employee stock option plan and other compensation plans, or for other proper corporate purposes.

The Company feels that current funds and existing lines of credit are adequate to fund existing operations for the foreseeable future.

YEAR 2000 ISSUES

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The Company is dependent on computer hardware and software ("IT Systems") and non-IT systems, such as telephones, HVAC, and other equipment containing embedded microprocessor technology. Most of the Company's key business processes utilize this equipment either directly or indirectly.

STATE OF READINESS

The readiness effort by the Company is proceeding on schedule. All IT hardware and software systems have been inventoried. These systems and equipment have been ranked according to their criticality to individual core business operations. Lists of non-IT systems, such as telephone, security systems, etc., including those identified as potentially having embedded time-dependant computer chips, have been inventoried and ranked similarly. All significant business partners including service providers such as banks, financial consultants, etc., vendors of material for production, and sales-channel partners including independent representatives and distributors, were included in the inventory process.

The  Company  believes  it is highly  unlikely  that there  will be  significant internal Y2K problems, as all major IT systems have had extensive upgrades in 1998, including accounting, manufacturing, and sales processing software and hardware, some with the assistance of system vendor support. Although helpful to the Y2K compliance effort, theses upgrades were made in the normal course of business to replace outmoded systems. All INCON products that require date-related computations have been thoroughly tested for Y2K compliance. Most INCON products have no date-dependencies in either operation or computation. The Company believes that all INCON products are Y2K compliant, and information to that effect has been distributed widely to customers, investors, and government agencies, and is available on the Company web site.

COSTS TO ADDRESS Y2K ISSUES

The Company began incurring costs to address Y2K issues in 1998. These costs are primarily the costs of current employees' time to do the appropriate planning, testing, and investigation of the many areas of the business potentially affected by this issue. The total cost of this compliance effort through December 26, 1998 was approximately $10,000. The costs have not been, and are not forecasted to be, material to the operating results of the Company. All expenses will continue to be expensed as incurred, except those capitalized as normal costs of doing business. The Company estimates that its total remaining costs to address Y2K issues forecasted for 1999 are approximately $20,000.

RISKS OF Y2K ISSUES

With the completion of major internal systems upgrades in 1998, and with thorough product testing completed in first quarter 1999, it is now believed that the most reasonably likely Y2K risk would be the loss of a major business partner or other external system. One such scenario would be the inability of a major (high-sales volume) distributor or representative to carry on its core business function, resulting in interrupted cash flow and customer service.
Means to identify and protect the Company in the case of these and other uncontrollable scenarios will be fully considered in the contingency planning phase.

CONTINGENCY PLANS

Remediation efforts on internal systems and products, including verification and validation tests, will continue until all identified mission-critical, high-risk systems are tested, by July 1,1999. It is possible that remedial efforts will include contacting outside parties and agencies to identify and evaluate their Y2K issues, and working cooperatively with them when possible to correct and test deficiencies. Work will continue thereafter to test secondary, low-impact systems. For Y2K issues that have a significant probability of not being remediated by the time of the changeover to 2000, and to plan for unlikely but possible business disruptions from undiscovered Y2K issues, contingency plans will be developed and completed by October 1, 1999.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June of 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 - REPORTING COMPREHENSIVE INCOME, which requires the separate reporting of all changes to shareholders' equity, and SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that these new reporting standards do not necessitate any changes to existing financial reporting.

In June 1998, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

FORWARD-LOOKING STATEMENTS

The "Management's Discussion and Analysis" section and "Description of Business" section of this report contain forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Petroleum and Utility/Predictive Maintenance segment products, expected future efforts with regard to foreign markets for Company products, expected lease renewals and associated costs, expected future revenues and warranty costs, future adequacy of the Company's capital resources, and expected completion dates and forecasted costs of Y2K compliance efforts. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for ATG and LLD products or Utility/Predictive Maintenance segment products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products;
unanticipated warranty costs from existing products or newly introduced products; unexpected costs associated with Y2K issues; and risks attendant to expansion of the Company's business through increased investment in product development, increased marketing and sales efforts, and future acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.

Audited financial statements of the Company appear beginning at page F-1 below, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosures in 1998.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders, to be held on June 10, 1999.

Under the bylaws of the Company, all officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:

NAME                            AGE     POSITIONS WITH COMPANY

Roger E. Brooks                 54      Chief Executive Officer and Director

Alan Lukas                      48      Vice President Product Development,
                                          Director, and Chairman of the Board

Andrew B. Clement               29      Controller and Assistant Treasurer

Enrique Sales                   35      Vice President Sales & Marketing

Roger E. Brooks served as a consultant to INCON from February 5, 1998 until he became President/CEO and a Director on May 1, 1998. Previously he was President/CEO and a Director of Dynisco, Inc. (1984-1996), a Director, Executive Vice President/Chief Operating Officer and VP Marketing & Sales for Thermo Electric Co. Inc. (1977-1984), and Marketing Manager for General Cable Corporation (1970-1977). Currently he is a Director of American MSI Corporation, and Moldflow Corporation.

Alan Lukas founded INCON in 1978. Previously he had held positions as Project Engineer at GenRad (1972-1973), Applications Engineer at Analog Devices, Inc.
(1973), Product Marketing Manager at Teledyne Philbrick (1974), Engineering Manager at Process Development Corp., Division of Honeycomb Systems (1975-1978) and President/CEO and Chairman of INCON (1978-1998). He currently is a member of the Advisory Board of the School of Engineering Science at the University of Southern Maine. He has been a director of INCON since 1978.

Andrew B. Clement has been with INCON since November of 1997, in the position of Controller. Previously he held positions as Controller at EDM, Inc. (1997), Accountant at Portland Pipe Line Corp. (1996) and Cost Accountant at Aero Tech Manufacturing, Inc. (1992-1995)

Enrique ( Rick) Sales joined INCON in December 1998 as the company's Vice President of Sales & Marketing. Previously, he was Director of Sales & Marketing for LMI, Inc. (1998), Vice President of Sales & Markeitng for Lan Technologies, Inc. (1992-1998), Sales Manager, Latin America and Product Manager for BASF Corporation (1987-1989), and Sales Representative for International Paper, Co. (1985-1987). He is a Trustee of the Renssalaer Alumni Association.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the
Company's   definitive   proxy   statement  for  the  1999  Annual   Meeting  of
Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the
Company's   definitive   proxy   statement  for  the  1999  Annual   Meeting  of
Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the
Company's   definitive   proxy   statement  for  the  1999  Annual   Meeting  of
Shareholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference.

During the forth quarter of 1998 the Company filed one report on Form 8-K. The report was filed on December 14, 1998 and related to an increase in the Company's stock buyback program.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTELLIGENT CONTROLS, INC.

                                            By: /s/ ROGER E. BROOKS
                                               ---------------------------------
                                               Roger E. Brooks, President and
                                               Chief Executive Officer
                                               Date: March 26, 1999

                                            By: /s/ ANDREW B. CLEMENT
                                               ---------------------------------
                                               Andrew B. Clement, Controller
                                               (principal financial officer and
                                               principal accounting officer)
                                               Date:  March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ ROGER E. BROOKS                         Date:  March 26, 1999
--------------------------------
Roger E. Brooks, President, Chief
Executive Officer and Director


/s/ ANDREW B. CLEMENT                       Date: March 26, 1999
--------------------------------
Andrew B. Clement, Controller


/s/ GEORGE E. HISSONG                       Date: March 26, 1999
--------------------------------
George E. Hissong, Director


/s/ ALAN LUKAS                              Date:  March 26, 1999
--------------------------------
Alan Lukas, Director


/s/ PAUL  F. WALSH                          Date: March 26, 1999
--------------------------------
Paul F. Walsh, Director


/s/ CHARLES D. YIE                          Date: March 26, 1999
--------------------------------
Charles Yie, Director

                                INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION

3(i) Conformed copy of Articles of Incorporation, as amended to date

3(ii)              Bylaws of the Company, as amended to date

4                  See Exhibits 3(i) and 3(ii)

10.1 Investment Agreement, dated March 26, 1998, among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership, and Roger
                   E. Brooks; incorporated by reference to Exhibit 99.c(1) to the Company's Schedule 13E-4 Issuer Tender Offer Statement filed March 30, 1998

10.1A Amendment No. 1 to Investment Agreement, dated as of May 1, 1998, among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership, and Roger E. Brooks; incorporated by reference to Exhibit 10.1A to the Company's Form 10-QSB for the quarter ended March 28, 1998

10.2 Stockholders Agreement, dated as of May 1, 1998, among the Company, Ampersand Specialty Materials and Chemicals III Limited Partnership, Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership, Roger E. Brooks, Alan Lukas, Paul E. Lukas, and certain related parties; incorporated by reference to Exhibit 99.c(2) to the Company's Schedule 13E-4 Issuer Tender Offer Statement filed March 30, 1998

Note:    Compensatory plans and management  contracts are filed as Exhibits 10.3 through 10.10 below.

10.3               Employment Agreement between the Company and Roger E. Brooks;
                   incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB for the fiscal quarter ended March 28, 1998

10.3A Employee Stock Restriction Agreement between the Company and Roger E. Brooks and related promissory note, pledge agreement and form of 83(b) election; incorporated by reference to
                   Exhibit 10.3A to the Company's Form 10-QSB for the fiscal quarter ended March 28, 1998

10.4               Employment Agreement dated as of May 1, 1998 with Alan Lukas;
                   incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB for the fiscal quarter ended June 27, 1998

10.5               1998 Employee Stock Option Plan; incorporated by reference to
                   Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended March 28, 1998

10.6 1984 Incentive Stock Option Plan; incorporated by reference to Exhibit 6.5 of the Company's Form 1-A, filed June 19, 1993, as amended, SEC File No.
                   24B-3429 ("Company's Form 1-A")

10.6A              Amendment  No.  1  to  1984  Incentive   Stock  Option  Plan;
                   incorporated by reference to Exhibit 10.5A of the Company's Form 10-SB, filed February 2, 1995

10.6B              Amendment  No.  2  to  1984  Incentive   Stock  Option  Plan;
                   incorporated by reference to Exhibit 10.6B of the Company's Form 10-KSB for the fiscal year ended December 31, 1996

10.7               1993 Director Stock Option Plan; incorporated by reference to
                   Exhibit 6.7 of the Company's Form 1-A

10.8 1994 Employee Stock Purchase Plan, amended and restated as of January 1, 1996; incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996

10.9 Advisory Board Stock Option Plan; incorporated by reference to Exhibit 6.6 of the Company's Form 1-A

10.10              Form  of   Confidentiality   and   Nondisclosure   Agreement;
                   incorporated by reference to Exhibit 6.11 of the Company's Form 1-A

10.11 Settlement Agreement and Mutual Release, dated May 13, 1998, with John Knight; incorporated herein by reference to Exhibit
                   99.1 to the Company's Form 8-K filed May 27, 1998

10.12 Settlement Agreement, dated August 25, 1998, between the Company and Hasstech, Inc.

10.15 Lease Agreement with Apollo Development Corp., dated as of April 11, 1991; incorporated by reference to Exhibit 6.4 of the Company's Form 1-A

10.15A Lease Extension Agreement, executed May 27, 1997, with Apollo Development Corp.; incorporated by reference to Exhibit 10.3A to the Company's Form 10-KSB for the fiscal year ended December 27, 1997

10.15B Lease Extension Agreement, executed March 27, 1998 with Appollo Development Corp.; incorporated by reference to
                   Exhibit 10.5 to the Company's Form 10-QSB for the fiscal quarter ended March 28, 1998

10.15C Lease Extension Agreement, executed January 4, 1999 with Appollo Development Corp.

10.16              Lease  Agreement  with BJB  Associates,  dated June 21, 1994;
                   incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB for the fiscal year ended December 31, 1994

10.16B Addendum to Lease, executed May 27, 1997, with BJB Associates; incorporated by reference to Exhibit 10.4A to the Company's Form 10-KSB for the fiscal year ended December 27, 1997

10.16C             Addendum  to  Lease,   executed   April  28,  1998  with  BJB
                   Associates, and Letter dated April 3, 1998 from BJB Associates regarding reimbursement of utility cost by landlord; incorporated by reference to Exhibit 10.6 to the Company's Form 10-QSB for the fiscal quarter ended March 28, 1998

21                 Subsidiaries of the Company

23                 Consent of Accountants

27                 Financial Data Schedule

                        REPORT OF INDEPENDENT ACCOUNTANTS



BOARD OF DIRECTORS AND STOCKHOLDERS OF INTELLIGENT CONTROLS, INC.

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Intelligent Controls, Inc. at December 26, 1998 and December 27, 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S  PRICEWATERHOUSECOOPERS     L.L.P.
-------------------------------------
Portland, Maine
February 5, 1999

                           INTELLIGENT CONTROLS, INC.
                                 BALANCE SHEETS

                     December 26, 1998 and December 27, 1997

                                     ASSETS


                                                                    1998              1997
                                                                    ----              ----
Current assets:
  Cash and cash equivalents                                    $  4,202,084      $       300
  Accounts receivable, net of allowances of $170,000
    in 1998 and $50,000 in 1997                                   3,253,477        2,200,062
  Inventories                                                     1,320,913        1,854,328
  Prepaid expenses and other                                        127,425          257,704
  Income tax receivable                                                   -          119,099
  Deferred income taxes                                             343,520          192,464
                                                               ------------      -----------
  Total current assets                                            9,247,419        4,623,957

Property and equipment, net                                         889,748          856,581
Other assets                                                         31,611           27,176
                                                               ------------      -----------
                                                               $ 10,168,778      $ 5,507,714
                                                               ============      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Non-interest bearing overdraft                               $          -      $    67,259
  Note payable - bank                                                     -          754,366
  Income taxes payable                                              299,269                -
  Accounts payable                                                1,007,400          769,097
  Accrued expenses                                                1,144,682          520,709
  Current portion of long-term debt                                 194,000          194,700
                                                               ------------      -----------
  Total current liabilities                                       2,645,351        2,306,131

Long-term debt, net of current portion                              140,279          372,401

Deferred income taxes                                                76,740           67,295

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares authorized;
    5,060,760 shares issued in 1998 and 3,274,306 in 1997         7,585,080        2,293,841
  Retained earnings                                               1,139,196          468,046
  Receivable from stockholder                                    (1,376,728)               -
  Treasury stock, 115,951 shares in 1998                            (41,140)               -
                                                               ------------      -----------
  Total stockholders' equity                                      7,306,408        2,761,887
                                                               ------------      -----------
                                                               $ 10,168,778      $ 5,507,714
                                                               ============      ===========

     The accompanying notes are an integral part of the financial statements

                           INTELLIGENT CONTROLS, INC.
                              STATEMENTS OF INCOME

           For the Years Ended December 26, 1998 and December 27, 1997

                                                   1998           1997
                                               ------------    ------------

Net sales                                      $ 16,198,385    $ 13,005,184

Cost of sales                                     8,198,641       7,568,247
                                               ------------    ------------
Gross profit                                      7,999,744       5,436,937

Operating expenses:
  Selling, general and administrative             5,032,227       3,777,699
  Research and development                          996,933         790,812
  Legal settlement charges                          747,660              --
                                                  6,776,820       4,568,511
Operating income                                  1,222,924         868,426

Other income (expense):
  Interest income (expense)                          82,517        (157,230)
  Other (expense)                                   (67,291)        (30,221)
                                               ------------    ------------
                                                     15,226        (187,451)
Income before income tax expense                  1,238,150         680,975

Income tax expense                                  567,000         246,000
                                               ------------    ------------

Net income                                     $    671,150    $    434,975
                                               ============    ============

  Net income per share basic and diluted       $        .15    $        .13
                                               ============    ============

  Weighted average common shares outstanding      4,391,305       3,249,769
                                               ============    ============
  Weighted average common
    and common equivalent shares outstanding      4,455,635       3,392,686
                                               ============    ============


    The accompanying notes are an integral part of the financial statements

                           INTELLIGENT CONTROLS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

           For the Years Ended December 26, 1998 and December 27, 1997


                                        OUTSTANDING                                                          TOTAL
                                    COMMON        STOCK         RETAINED    RECEIVABLE TO    TREASURY     STOCKHOLDERS'
                                    SHARES        AMOUNT        EARNINGS    SHAREHOLDERS      STOCK          EQUITY
                                  ----------    -----------    -----------   -----------    -----------    -----------
Balances, January 1, 1997          3,238,952    $ 2,252,041    $    33,071   $        --    ($    4,306)   $ 2,280,806
Exercise of stock options             25,050         20,312             --            --             --         20,312
Issuance of common stock              12,457         25,794             --            --             --         25,794
Retirement of 2,153                   (2,153)        (4,306)            --            --          4,306              0
  treasury shares

Net Income                                --             --        434,975            --             --        434,975
                                  ----------    -----------    -----------   -----------    -----------    -----------
Balances, December 27, 1997        3,274,306      2,293,841        468,046            --              0    $ 2,761,887

Exercise of stock options            125,141         44,012             --            --             --         44,012
Issuance of common stock           2,136,313      6,850,494             --            --             --      6,850,494
Retirement of common stock          (475,000)    (1,603,267)            --            --             --     (1,603,267)
Acquisition of treasury shares      (116,121)            --             --            --        (41,483)       (41,483)
Issuance of treasury shares              170             --             --            --            343            343
Receivable from stockholder               --             --             --    (1,376,728)            --     (1,376,728)

Net Income                                --             --        671,150            --             --        671,150
                                  ----------    -----------    -----------   -----------    -----------    -----------
Balances, December 26, 1998        4,944,809    $ 7,585,080    $ 1,139,196   ($1,376,728)   ($   41,140)   $ 7,306,408
                                  ==========    ===========    ===========   ===========    ===========    ===========


     The accompanying notes are an integral part of the financial statements

                           INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF CASH FLOWS

           For the Years Ended December 26, 1998 and December 27, 1997


                                                             1998           1997
                                                          -----------    -----------
Cash flows from operating activities:
  Net income                                              $   671,150    $   434,975
    Adjustments to reconcile net income to net cash
      Provided (used) by operating activities:
      Depreciation and amortization                           267,605        242,430
      Loss on disposal of property and equipment               13,426             --
      Deferred income taxes                                  (141,611)        26,381
      Changes in assets and liabilities:
      Accounts receivable                                  (1,053,415)      (239,083)
      Inventories                                             533,415        979,007
      Prepaid expenses and other current assets               130,279         85,133
      Income tax receivable                                   119,099         40,901
      Income tax payable                                      299,269             --
      Accounts payable and accrued expenses                   862,276       (265,310)
      Other                                                    (4,435)        (7,196)
                                                          -----------    -----------
  Net cash provided by operating activities                 1,697,058      1,297,238
                                                          -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                       (314,198)      (247,931)
                                                          -----------    -----------
  Net cash used by investing activities                      (314,198)      (247,931)
                                                          -----------    -----------
Cash flows from financing activities:
  (Decrease) increase in non-interest bearing overdraft       (67,259)        67,259
  Repayment of note payable - bank                           (754,366)    (1,261,496)
  Issuance of long-term debt                                       --        157,000
  Repayment of long-term debt                                (232,822)      (191,566)
  Issuance of common stock, net                             5,517,778         46,106
  Retirement of common stock                               (1,603,267)            --
  Acquisition of treasury stock                               (41,140)            --
  Decrease in restricted cash balances                             --        199,120
  Decrease in liability to shareholder                             --       (199,120)
                                                          -----------    -----------
  Net cash (used by) provided by financing activities       2,818,924     (1,182,697)
                                                          -----------    -----------
Net decrease in cash                                        4,201,784       (133,390)
Cash and cash equivalents at beginning of year                    300        133,690
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $ 4,202,084    $       300
                                                          ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $    66,292    $   160,624
    Income taxes                                          $   320,000    $   373,000


Supplemental disclosure of noncash financing activity:
   During 1998 common stock amounting to $1,376,728 was issued for a receivable from stockholder During 1997 treasury stock with a carrying cost of $4,306 was retired.

    The accompanying notes are an integral part of the financial statements

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND OPERATIONS

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

Expenditures for maintenance, repairs and minor replacements are charged to operations while expenditures for major replacements and betterments are added to property and equipment accounts. When fixed assets are sold, retired or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

NET INCOME (LOSS) PER SHARE

The net income (loss) per common share has been computed in accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128 - EARNINGS PER SHARE. The Statement requires dual presentation of basic and diluted earnings per share of common stock on the statements of income. Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the fiscal years presented.

                                     Net             Common      Earnings
                                  Income             Shares        Per
                                (Numerator)      (Denominator)    Share
                                -----------      -------------   --------
DECEMBER 26, 1998

  Basic earnings per share      $   671,150       4,391,305       $ .15
                                                                  =====
  Dilutive potential shares              --          64,330
                                -----------       ---------
  Diluted earnings per share    $   671,150       4,455,635       $ .15
                                ===========       =========       =====

DECEMBER 27, 1997

  Basic earnings per share      $   434,975       3,249,769       $ .13
                                                                  =====
  Dilutive potential shares              --         142,917
                                -----------       ---------
  Diluted earnings per share    $   434,975       3,392,686       $ .13
                                ===========       =========       =====


FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 27, 1997, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their value as of December 26, 1998 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

NEW ACCOUNTING PRONOUNCEMENTS

In June of 1997, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 130 - REPORTING COMPREHENSIVE INCOME, which requires the separate reporting of all changes to shareholders' equity, and SFAS NO. 131 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has determined that these new reporting standards do not necessitate any changes to existing financial reporting.

In June 1998, the Financial Accounting Standards Board issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 133 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.   INVENTORIES

Inventories consisted of the following at December 26, 1998 and December 27, 1997:

                                                    1998              1997
                                                ------------      -----------

     Raw materials and parts                    $    960,552      $ 1,214,749
     Work-in-progress                                167,512          229,824
     Finished goods                                  187,849          356,974
     Supplies and other                                5,000           52,781
                                                ------------      -----------

                                                $  1,320,913      $ 1,854,328
                                                ============      ===========

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997


3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 26, 1998 and December 27, 1997:

                                                         1998          1997
                                                     -----------   -----------

     Equipment                                       $ 1,217,932   $ 1,139,210
     Furniture and fixtures                              102,874       104,312
     Computer software                                   169,176       154,560
     Leasehold improvements                              109,512       111,983
     Construction in progress                            105,813            --
                                                     -----------   -----------

                                                     $ 1,705,307   $ 1,510,065

     Less accumulated depreciation and amortization      815,559       653,484
                                                     -----------   -----------

                                                     $   889,748   $   856,581
                                                     ===========   ===========

4.   NOTE PAYABLE - BANK

Note payable - bank represents amounts borrowed under a $3,500,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictions, including those related to new borrowings, maximum debt to equity ratio, and minimum pretax income levels. Interest is variable at the bank's base rate plus .25% (7.75% at December 26, 1998 and 8.5% at December 27, 1997). At December 26, 1998, the line was not being utilized and all $3.5 million was available to be borrowed. Amounts borrowed at December 27, 1997 were $754,366. The weighted average interest rate on all outstanding borrowings at fiscal year ended December 26, 1998 was 7.75% and 8.55% for fiscal year ended December 27, 1997.

5.   LONG-TERM DEBT

Long-term debt consisted of the following at December 26, 1998 and December 27, 1997:


                                                                                  1998           1997
                                                                                ---------     ---------
   Term note payable, interest at 9.5%
     Payable monthly through December 1999                                      $      --     $  71,950

   Borrowing under a $1,000,000  revolving  credit  agreement with a bank, interest at a variable rate (7.75% at December 26, 1998 and 8.5%
     at December 27, 1997), with principal and interest payable
     monthly through December 2000                                                334,279       495,151
                                                                                ---------     ---------

                                                                                  334,279       567,101

   Less current portion                                                          (194,000)     (194,700)
                                                                                ---------     ---------

   Long-term portion                                                            $ 140,279     $ 372,401
                                                                                =========     =========

The revolving credit agreement is collateralized in the same manner and subject to the same conditions as the note payable described in Note 4. The term note payable is collateralized by a subordinated interest in Company assets and contains restrictions with respect to dividends capital, expenditures, and new borrowings.

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997

5.   LONG-TERM DEBT (CONT'D)

At December 26, 1998, aggregate maturities of long-term debt are as follows:

                       1999                            194,000
                       2000                            140,279
                                                      --------
                                                      $334,279
                                                      ========

6.   INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                1998              1997
                                              ---------        ---------
         Current:
              Federal                         $ 544,000        $ 197,000
              State                             165,000           57,000
                                              ---------        ---------
                                                709,000          254,000
                                              ---------        ---------
         Deferred:
              Federal                         (110,000)          (6,200)
              State                            (32,000)          (1,800)
                                              ---------        ---------
                                              (142,000)          (8,000)
                                              ---------        ---------
              Total income tax expense        $ 567,000        $ 246,000
                                              =========        =========

The actual income tax benefit differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                            1998      1997
                                                            -----     -----

         Computed expected income tax expense (benefit)       34%       34%
         State income taxes, net of federal benefit            6         6
         Foreign Sales Corporation                            --        (5)
         Legal Settlement                                      5
         Other                                                 1         1
                                                            -----     -----
              Total income tax expense rate                   46%       36%
                                                            =====     =====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following at December 26, 1998 and December 27, 1997:

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997


6.   INCOME TAXES (CONT'D)

Deferred tax assets:                    1998              1997
                                      ---------        ---------
         Inventory                    $ 109,212        $  60,381
         Reserves                       207,660          108,585
         Compensation                    26,648           23,498
                                      ---------        ---------
                                      $ 343,520        $ 192,464
                                      =========        =========

Deferred tax liabilities:
         Depreciation                 $  76,740        $  67,295
                                      =========        =========

7.  COMMON STOCK

The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, an Advisory Board Stock Option Plan, and a 1998 Employee Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vest at a rate of 20% per year, options granted under the 1998 Employee Stock Option Plan vest at a rate of 25% per year, and options granted under the other two plans vest immediately. Options granted under the 1984 Incentive Stock Option Plan, the Advisory Board Stock Option Plan, and the 1998 Employee Stock Option Plan expire after 10 years, while options granted under the 1993 Directors Stock Option Plan expire after 5 years. As of December 26, 1998, 227,500 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 1998 and 1997 is:

                                                 Number of     Weighted Average
                                                  Shares        Exercise Price

      Outstanding at January 1, 1997              495,508           $1.69
      Issued during 1997                          118,000           $2.19
      Lapsed during 1997                          (40,500)          $2.97
      Exercised during 1997                       (21,300)          $0.73
                                                 --------
      Outstanding at December 27, 1997            551,708           $1.74
      Issued during 1998                          181,000           $2.28
      Lapsed during 1998                         (223,072)          $1.36
      Exercised during 1998                      (125,668)          $1.30
                                                 --------

      Outstanding at December 26, 1998            383,968           $2.36
                                                 ========

      Shares exercisable at December 26, 1998     157,454
                                                 ========

      Shares exercisable at December 27, 1997     398,373
                                                 ========

The weighted average fair value of options granted in 1998 and 1997 was $1.28 and $1.26, respectively and the range of exercise prices at December 26, 1998 is $0.50 to $4.52. The weighted average remaining contractual life of these options is approximately 6.4 years.

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997


7.   COMMON STOCK (CONT'D)

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

                                           1998                     1997
                                 -----------------------   ---------------------
                                     As            Pro         As         Pro
                                  Reported        Forma     Reported     Forma

   Net income                    $ 671,150     $ 596,630   $ 434,975   $ 399,519

   Basic net income per share    $    0.15     $    0.14   $    0.13   $    0.12

The fair value of stock options in the pro forma accounts for 1998 and 1997 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility of 50% for both years; risk-free interest rates of 6% for both years; and expected life of 6 years for both years.

8.   COMMITMENTS

The Company leases two facilities, including one from a related party, and various computer and office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to October 2000. Minimum lease payments over the fixed terms of these leases are as follows:

                         1999             $148,348
                         2000              110,623
                         2001                7,447
                         2002                2,960

Rent expense was approximately $118,000 and $117,000 in 1998 and 1997, respectively, including approximately $65,000 and $64,000 to a related party.

The Company manufactures a certain product line under an exclusive license agreement which requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was $5,690 and $9,377 in 1998 and 1997 respectively.

 9.  EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan, which covers all eligible employees and includes a matching contribution by the Company. In 1995, the Company's Board of Directors voted to increase the Company's match from 40% of the first 5% of the employee's contribution, to 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were approximately $40,700 and $35,300 in 1998 and 1997, respectively.

                           INTELLIGENT CONTROLS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 1998 and December 27, 1997

10.  LITIGATION

On July 26, 1996 the Company received notice of the filing of an action entitled John D. Knight v. Intelligent Controls, Inc. in Maine Superior Court, Cumberland County. The action was brought by Mr. Knight, a former director and executive officer of Intelligent Controls, Inc. whose employment was terminated by the Company in June 1996. In May 1998 the Company settled the lawsuit with Mr. Knight. The financial statements reflect a $40,000 cash payment, recognition of $200,000 for the disqualifying disposition of incentive stock options and $407,660 for exercise of non-qualified stock options. The company was able to realize a tax benefit on $447,660 of these charges, $200,000 was not deductible for tax purposes.

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