Form 10QSB
period 1999-03-27
INTELLIGENT CONTROLS INC
filed 1999-05-11
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 27, 1999

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

There were 5,061,123 shares of Common Stock of the issuer outstanding as of April 30, 1999.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----


                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements of the Company appear beginning at page F-1 below, and are incorporated herin by reference. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for Three Months Ended March 27, 1999:

For the three months ended March 27, 1999, sales increased 24% to $4,409,063 compared to sales in the first quarter of 1998 of $3,537,314.

Sales of fuel management systems (FMS) products grew by 22% in the first quarter of 1999, as compared to the same period in 1998. The increase in sales resulted from shipping a record backlog carried through year-end 1998 as well as new first quarter 1999 bookings that increased 12% when compared to the same period in 1998. As previously reported, the robust business of the second half of 1998 resulted from strong new construction activity, a successful new product, namely the 1001/2001 automatic tank gauge (ATG), and numerous customer programs to automate leak detection systems to meet the EPA mandated December 22, 1998 compliance deadline. In addition, shipments to a single OEM customer of a digital probe were $125,000 higher in the first quarter 1999 than in the same period of 1998.

Sales of power utility/predictive maintenance products increased by 45% in the first quarter of 1999 as compared to the first quarter of 1998. Bookings increased by 13% compared to the first three months of 1998 and a significant portion of the first quarter shipments were from the year-end 1998 backlog.

Gross margins improved to 55.8% in the first quarter of 1999, as compared to 43.7% for the same period in 1998. The improvement in gross margin is attributable to material purchase price improvements, manufacturing volume efficiencies, and favorable product mix. Margins for first quarter of 1998 were adversely affected by a $592,000 shipment to Chinese Petroleum, at reduced margin so the true gross margin improvement, although still quite strong, is somewhat overstated on a directly comparable basis.

Operating expenses increased 8.7% overall in the first three months of 1999, compared to the same period in 1998. This increase was primarily due to additional investment in the sales and marketing department as well as R & D.

Net income increased twelve-fold from $36,972 in the first quarter of 1998, to $505,057 in the first quarter of 1999. The increase is primarily due to increased sales volume and higher gross margins. With a significant cash balance and reduced debt as compared to 1998, the Company earned significant interest income while having very small interest expense. The combined effect of these working capital changes created an increase to pretax income of $65,109.

Liquidity and Capital Resources at March 27, 1999:

As of March 27, 1999 the Company had $4.5 million in cash and 100% availability on its $3.5 million dollar line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs through the end of 1999.

Year 2000 Issues

Except as stated below, the Company's Y2K compliance status remains essentially unchanged from that reported in our Form 10-KSB for the fiscal year ended December 26, 1998.

The total cost of the Company's Y2K compliance efforts through March 27, 1999 is estimated at $12,000. The aggregate projected costs for 1999 (including costs incurred in the first quarter) are $18,000.

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


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 in alleged preferential transfers under 11 U.S.C. Sections 547 and 550. The Company is currently evaluating the validity of this claim.

ITEM 5.  OTHER INFORMATION

During the first quarter 1999 the Company fully released System Sentinel Software, Version 1.0. This software product allows operators of multiple petroleum distribution facilities to remotely poll fuel inventory levels and monitor tanks for leaks from one or more centrally located computers.

An ISO 9001 quality review was completed in March 1999, and NTS (National Testing Service), an outside auditing organization, recommended the Company be certified for ISO 9001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

An index of the exhibits filed with this report appears beginning at page E-1 below, and is incorporated herein by reference. No reports on Form 8-K were filed during the prior fiscal quarter.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
                                       By:  /s/ Andrew B. Clement
                                            ---------------------
                                            Andrew B. Clement, Controller
                                            (on behalf of the Company and as
Date:  May 11, 1999                         principal financial officer)


                              Index to Exhibits

Exhibit No.    Description
-----------    -----------

    27         Financial Data Schedule


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc. as of March 27, 1999, and the related statements of income and cash flows for the three month periods ended March 27, 1999 and March 28, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We previously audited and expressed an unqualified opinion on the Company's consolidated financial statements for the year ended December 26, 1998 (not presented herein). In our opinion, the information set forth in the accompanying balance sheet as of December 26, 1998 is fairly stated in all material respects, in relation to the statement of financial position from which it has been derived.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s  PricewaterhouseCoopers     L.L.P.
-------------------------------------

Portland, Maine
April 8, 1999


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                  -------


                                                  (unaudited)
                                                    March 27     December 26
                                                      1999          1998

Current assets:
  Cash and cash equivalents                       $ 4,520,264    $ 4,202,084
  Accounts receivable, net of allowance of
   $215,000 in 1999 and $170,000 in 1998            2,791,487      3,253,477
  Inventories (Note 4)                              1,570,395      1,320,913
  Prepaid expenses and other                          131,392        127,425
  Deferred income taxes                               343,520        343,520
                                                  --------------------------

      Total current assets                          9,357,058      9,247,419

Property and equipment, net (Note 3)                  873,537        889,748

Other assets                                           32,513         31,611
                                                  --------------------------

                                                  $10,263,108    $10,168,778
                                                  ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Income taxes payable                            $   221,117    $   299,269
  Accounts payable                                    889,247      1,007,400
  Accrued expenses                                  1,043,607      1,144,682
Current portion of long-term debt                     194,000        194,000
                                                  --------------------------

      Total current liabilities                     2,347,971      2,645,351

Long-term debt, net of current portion                100,061        140,279

Deferred taxes                                         76,740         76,740

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares
   authorized; 5,061,123 issued in 1999
   and 5,060,760 in 1998                            7,585,534      7,585,080
  Retained earnings                                 1,644,253      1,139,196
  Receivable from stockholder                      (1,395,082)    (1,376,728)
  Treasury stock, 136,951 shares in 1999 and
   115,951 shares in 1998                             (96,369)       (41,140)
                                                  --------------------------
                                                    7,738,336      7,306,408
                                                  --------------------------

                                                  $10,263,108    $10,168,778
                                                  ==========================

    The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF INCOME


                                               Three Months Ended
                                           (unaudited)    (unaudited)
                                             March 27       March 28
                                               1999           1998

Net sales                                  $4,409,063     $3,537,314

Cost of sales                               1,947,442      1,992,464
                                           -------------------------
                                            2,461,621      1,544,850

Operating expenses:
  Selling, general and administrative       1,391,160      1,191,186
  Research and development                    266,801        245,161
                                           -------------------------
                                            1,657,961      1,436,347
                                           -------------------------

Operating income                              803,660        108,503

Other income (expense):
  Interest income (expense)                    65,109        (17,024)
  Other expense                               (26,712)       (29,857)
                                           -------------------------
                                               38,397        (46,881)
                                           -------------------------

Income before income tax expense              842,057         61,622

Income tax expense                            337,000         24,650
                                           -------------------------

Net income                                 $  505,057     $   36,972
                                           =========================

Net income per share basic and diluted:    $      .10     $      .01
                                           =========================

Weighted average number of
 Common shares outstanding                  4,928,637      3,289,336
                                           =========================

Weighted average common and
 Common equivalent shares outstanding       4,964,192      3,423,531
                                           =========================

    The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF CASH FLOWS


                                                         Three Months Ended
                                                      (unaudited)    (unaudited)
                                                        March 27       March 28
                                                          1999           1998

Cash flows from operating activities:
  Net income                                          $  505,057      $  36,972
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Depreciation and amortization                           61,108         64,212
  Loss on disposal of property, plant & equipment            398              -
Changes in assets and liabilities:
  Accounts receivable                                    461,990       (680,707)
  Inventories                                           (249,482)       248,496
  Prepaid expenses and other current assets               (3,967)        33,072
  Income taxes payable                                   (78,152)             -
  Income taxes receivable                                      -         24,650
  Accounts payable and accrued expenses                 (219,228)      (124,776)
  Other assets                                              (902)          (784)
                                                      -------------------------
  Net cash provided (used) by operating activities       476,822       (398,865)

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                     (45,295)       (54,495)
                                                      -------------------------
  Net cash (used) by investing activities                (45,295)       (54,495)

Cash flows from financing activities:
  Increase in non-interest bearing overdraft                   -        302,093
  Net borrowings on note payable - bank                        -        170,143
  Repayment of long-term debt                            (40,218)       (48,398)
  Issuance of common stock                                   454         65,360
  Acquisition of treasury stock                          (55,229)       (12,500)
  Increase in receivable from stockholder                (18,354)       (23,338)
                                                      -------------------------

  Net cash (used) provided by financing activities      (113,347)       453,360
                                                      -------------------------

Net increase in cash and cash equivalents                318,180              0

Cash and cash equivalents at beginning of year         4,202,084            300
                                                      -------------------------

Cash and cash equivalents at end of period            $4,520,264      $     300
                                                      =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $    6,226      $  29,857
                                                      =========================
    Income taxes                                      $  415,152      $       -
                                                      =========================

The accompanying notes are an integral part of the financial statements


INTELLIGENT CONTROLS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.    General
      -------

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not to be misleading. In the opinion of management, the amounts shown reflect all adjustments necessary to present fairly the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB for the fiscal year ended December 26, 1998.

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


                                   Net Income     Common Shares    Earnings
                                   (Numerator)    (Denominator)    Per Share
                                   -----------    -------------    ---------
      March 27, 1999
      --------------

      Basic earnings per share      $505,057        4,928,637      $0.10
                                                                   =====
      Dilutive potential shares            -           35,555
                                    -------------------------
      Diluted earnings per share    $505,057        4,964,192      $0.10
                                    ====================================

      March 28, 1998
      --------------

      Basic earnings per share      $ 36,972        3,289,336      $0.01
                                                                   =====
      Dilutive potential shares            -          134,195
                                    -------------------------
      Diluted earnings per share    $ 36,972        3,423,531      $0.01
                                    ====================================

3.    Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment, at cost,


                                                      (Unaudited)
                                                      March 27      December 26
                                                        1999            1998

      Leasehold improvements                          $  154,344    $  109,512
      Equipment                                        1,248,423     1,217,932
      Computer software                                  169,176       169,176
      Furniture and fixtures                             178,659       102,874
      Construction in progress                                 0       105,813
                                                      ------------------------
                                                       1,750,602     1,705,307

      Less accumulated depreciation and amortization     877,065       815,559
                                                      ------------------------
                                                      $  873,537    $  889,748
                                                      ========================

4.    Inventories consisted of the following at March 27, 1999 and December
      26, 1998.


                               (Unaudited)
                                March 27      December 26
                                  1999            1998

      Raw Material             $  989,573     $  960,552
      Work in Progress            302,039        167,512
      Finished Goods              273,782        187,849
      Other                         5,000          5,000
                               -------------------------
                               $1,570,395     $1,320,913
                               =========================

5.    Legal Proceedings
      -----------------

      On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc.
      in United States Bankruptcy Court for the Western District of
      Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of alleged preferential transfers under 11 U.S.C. Sections 547 and 550. The Company is currently evaluating the validity of this claim, therefore nothing has been accrued at this time.