Form 10QSB
period 1999-06-26
INTELLIGENT CONTROLS INC
filed 1999-08-10
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 26, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

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

There were 5,061,123 shares of Common Stock of the issuer outstanding as of July 31,1999.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    -----    -----



                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements of the Company appear after the Index to Exhibits, and are incorporated herein by reference. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for Six Months Ended June 26, 1999:

For the six months ended June 26, 1999, sales increased 10% to $7,641,489 compared to sales in the first half of 1998 of $6,919,489.

Sales of fuel management systems (FMS) grew 8% for the first half of 1999, as compared to the same period in 1998. The increase largely reflects 1999 shipments of a record backlog carried through year-end 1998. As previously reported, the robust business of the second half of 1998 came from strong new construction activity, a successful new product (the 1001/2001 automatic tank gauge), and increased demand from customers seeking to install automatic leak detection systems to meet the EPA-mandated December 22, 1998 compliance deadline. New 1999 bookings for the FMS product line have slowed to a level more in line with the industry experience in 1996 and 1997.

Sales of power utility/predictive maintenance products increased by 35% for the first six months of 1999, as compared to the first six months of 1998. A significant portion of the shipments in the first half of 1999 was from year-end 1998 backlog. New bookings were 5% higher in the first half of 1999, than the first half of 1998.

Gross margins improved to 54% in the first half of 1999, as compared to 46% for the same period in 1998. The improvement in gross margin is attributable to material purchase price reductions, gains in manufacturing efficiency, and a favorable product mix. Margins for the first half of 1998 were adversely affected by a $592,000 shipment to Chinese Petroleum, at reduced margin; even without the effect of the Chinese Petroleum shipment, gross margins showed significant improvement.

Operating expenses increased 5.8% overall in the first six months of 1999, compared to the same period in 1998. This increase was primarily due to additional investments in sales, marketing, product development, and the hiring of new executives.

Net earnings increased from a net loss of ($389,278) in the first half of 1998, to a net income of $714,906 in the first half of 1999. The 1998 net loss resulted from a second quarter $747,660 charge to earnings for two legal settlements. The key operational reasons for the increase in profitability were stronger gross margins and greater sales volume. As the result of a strong cash balance and reduced debt as compared to 1998, the Company earned significant interest income and had very small interest expense. The combined effect of these working capital changes created an increase to pretax income of $181,386.

Liquidity and Capital Resources at June 26, 1999:

As of June 26, 1999 the Company had $4.97 million in cash and 100% availability on its $3.5 million dollar line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Year 2000 Issues
----------------

Except as stated below, the Company's Y2K compliance status remains essentially unchanged from that reported in our Form 10-KSB for the fiscal year ended December 26, 1998.

The total cost of the Company's Y2K compliance efforts through June 26, 1999 is estimated at $18,000. The aggregate projected costs for 1999 (including costs incurred in the first half) are $36,000.

This discussion of Y2K issues contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. The Company cautions investors that numerous factors could cause actual results to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated problems with IT systems that vendors have represented as Y2K compliant; unanticipated customer or distributor resistance to INCON plans for addressing Y2K issues on the Model TS-1001/2001 ATGs; or unanticipated problems in the field with installed INCON products believed to be Y2K compliant.


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is currently contesting the validity of this claim.

On June 28, 1999 the Company was served notice that it was named as a co-defendant in a suit brought by Q&E LLC, a convenience store/retail petroleum operator, against PEMCO Service Company, Inc. and Intelligent Controls, Inc. for damages allegedly arising in connection with a petroleum spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed defense of the claim, and is in the process of evaluating the claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 10, 1999. At the meeting the following matters were voted upon by shareholders. All matters were approved as indicated:

1. To fix the number of directors at five and to re-elect Alan Lukas, George E. Hissong, Paul F. Walsh, Charles D. Yie, and Roger E. Brooks to the Board of Directors.

                                    Withheld
                                    Authority
                         For           For          Total
                         ---        ---------       -----

Alan Lukas            4,522,027       2,744       4,524,771
George E. Hissong     4,522,027       2,744       4,524,771
Paul F. Walsh         4,522,027       2,744       4,524,771
Charles D. Yie        4,522,027       2,744       4,524,771
Roger E. Brooks       4,522,027       2,744       4,524,771


2. To ratify the re-appointment of PricewaterhouseCoopers, LLP as independent accountants to the Company for the fiscal year ending December 25, 1999.

            For        Against     Abstain     Broker non-vote
            ---        -------     -------     ---------------

         4,494,444     27,583       2,744             0


3. To approve an amendment to the 1993 Director Stock Option which increased to 200,000 shares the total amount of common stock that may be issued under the Plan.

            For        Against     Abstain     Broker non-vote
            ---        -------     -------     ---------------

         4,484,459     24,722      15,590             0


ITEM 5.  OTHER INFORMATION

During the first half of 1999 the Company released its System Sentinel Software, Versions 1.0.and Version 1.1. This Windows based client/server software allows operators of multiple petroleum distribution facilities to remotely poll fuel inventory levels as well as monitor tanks for leaks, either locally or at a central location.

An ISO 9001 quality review of the Company was completed in March 1999. NTS (National Testing Service), the outside auditing organization who performed the review, recommended certification to ISO 9001. This certification was officially granted on May 4, 1999 and is in effect for a three-year period.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

An index of the exhibits filed with this report appears below, and is incorporated herein by reference. No reports on Form 8-K were filed during the prior fiscal quarter.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
Date: August 10, 1999                  By: /s/ Andrew B. Clement
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
                                           principal financial officer)


                              Index to Exhibits

Exhibit No.     Description
-----------     -----------

27              Financial Data Schedule


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc. as of June 26, 1999, and the related statements of income for each of the three-month and six-month periods ended June 26, 1999 and June 27, 1998 and the statement of cash flows for the six-month periods ended June 26, 1999 and June 27, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 26, 1998, and the related statement of income, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 1999 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 26, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s  PricewaterhouseCoopers LLP
------------------------------

Portland, Maine
July 9, 1999


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                   ------

                                                                    (unaudited)
                                                                      June 26       December 26
                                                                       1999            1998
                                                                    -----------     -----------

Current assets:
  Cash and cash equivalents                                         $ 4,967,970     $ 4,202,084
  Accounts receivable, net of allowance of $218,000 in 1999 and
   $170,000 in 1998                                                   2,095,727       3,253,477
  Inventories (Note 4)                                                1,403,747       1,320,913
  Prepaid expenses and other                                             76,996         127,425
  Deferred income taxes                                                 343,520         343,520
                                                                    ---------------------------

      Total current assets                                            8,887,960       9,247,419

Property and equipment, net (Note 3)                                    844,592         889,748

Other assets                                                             33,691          31,611
                                                                    ---------------------------

                                                                    $ 9,766,243     $10,168,778
                                                                    ===========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Income taxes payable                                              $   257,297     $   299,269
  Accounts payable                                                      696,921       1,007,400
  Accrued expenses                                                      747,361       1,144,682
  Current portion of long-term debt                                     160,872         194,000
                                                                    ---------------------------

      Total current liabilities                                       1,862,451       2,645,351

Long-term debt, net of current portion                                   92,971         140,279

Deferred taxes                                                           76,740          76,740

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares authorized;
   5,061,123 issued in 1999 and 5,060,760 in 1998                     7,585,534       7,585,080
  Retained earnings                                                   1,854,102       1,139,196
  Receivable from stockholder                                        (1,416,492)     (1,376,728)
  Treasury stock, 199,517 shares in 1999 and
   115,951 shares in 1998                                              (289,063)        (41,140)
                                                                    ---------------------------
                                                                      7,734,081       7,306,408
                                                                    ---------------------------
                                                                    $ 9,766,243     $10,168,778
                                                                    ===========================



   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)


                                              Three Months Ended                Six Months Ended
                                          ---------------------------     ----------------------------
                                            June 26         June 27         June 26         June 27
                                             1999            1998            1999            1998
                                            -------         -------         -------         -------

Net sales                                 $ 3,232,426     $ 3,382,173     $ 7,641,489     $  6,919,489

Cost of sales                               1,566,587       1,715,342       3,514,029        3,707,807
                                          ------------------------------------------------------------
                                            1,665,839       1,666,831       4,127,460        3,211,682

Operating expenses:
  Selling, general and administrative       1,104,595       1,208,619       2,495,755        2,399,805
  Research and development                    265,956         217,066         532,757          462,228
  Legal settlement charges                          -         747,660               -          747,660
                                          ------------------------------------------------------------
                                            1,370,551       2,173,345       3,028,512        3,609,693

Operating income                              295,288        (506,514)      1,098,948         (398,011)

Other income (expense):
  Interest income (expense)                    78,900          (7,519)        144,010          (37,376)
  Other expense                               (23,239)         (8,283)        (49,952)         (25,307)
                                          ------------------------------------------------------------
                                               55,662         (15,802)         94,059          (62,683)

Income before income tax expense              350,950        (522,316)      1,193,007         (460,694)

Income tax expense                            141,100          96,066         478,100           71,416
                                          ------------------------------------------------------------

Net income (loss)                         $   209,849     $  (426,250)    $   714,906     $   (389,278)
                                          ============================================================

Net income (loss) per share basic:        $       .04     $     (0.10)    $       .15     $      (0.10)

Net income (loss) per share diluted:      $       .04     $     (0.10)    $       .14     $      (0.10)

Weighted average number of
 Common shares outstanding                  4,892,072       4,386,547       4,910,354        3,835,378

Weighted average common and
 Common equivalent shares outstanding       4,950,493       4,437,719       4,957,252        3,912,133



   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)

                                                                  Six Months Ended
                                                             ---------------------------
                                                              June 26         June 27
                                                                1999            1998
                                                              -------         -------

Cash flows from operating activities:
  Net income                                                 $  714,906     $  (389,278)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
    Depreciation and amortization                               141,191         127,150
    Changes in assets and liabilities:
      Accounts receivable                                     1,157,750        (444,418)
      Inventories                                               (82,834)        142,727
      Prepaid expenses and other current assets                  50,429          95,406
      Income taxes payable                                      (41,972)              -
      Income taxes receivable                                         -         (79,618)
      Accounts payable and accrued expenses                    (707,800)        218,526
      Other assets                                               (2,080)         (1,963)
                                                             --------------------------

  Net cash provided (used) by operating activities            1,229,590        (331,468)

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                            (96,035)       (132,844)
  Disposal of equipment                                               -           9,295
                                                             --------------------------
  Net cash (used) by investing activities                       (96,035)       (123,549)

Cash flows from financing activities:
  Decrease in non-interest bearing overdraft                          -         (67,259)
  Repayment of note payable                                           -        (754,366)
  Repayment of long-term debt                                   (80,436)       (152,386)
  Issuance of common stock                                          454       5,285,138
  Acquisition of treasury stock                                (247,923)        (12,500)
  Increase in receivable from stockholder                       (39,764)     (1,345,428)
                                                             --------------------------

  Net cash (used) provided by financing activities             (367,669)      2,953,199
                                                             --------------------------

Net increase in cash and cash equivalents                       765,886       2,498,182

Cash and cash equivalents at beginning of year                4,202,084             300
                                                             --------------------------

Cash and cash equivalents at end of period                   $4,967,970     $ 2,498,482
                                                             ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                 $   11,784     $    52,461
                                                             ==========================
    Income taxes                                             $  320,000     $         -
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

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 26, 1998.

      Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

                                     Net Income      Common Shares     Earnings
                                     (Numerator)     (Denominator)     Per Share
                                     -----------     -------------     ---------

      Quarter Ended June 26, 1999
      ---------------------------

      Basic earnings per share        $ 209,849        4,892,072        $ 0.04
      Dilutive potential shares               -           58,421        ======
                                      --------------------------
      Diluted earnings per share      $ 209,850        4,950,493        $ 0.04
                                      ========================================

      Six Months Ended June 26, 1999
      ------------------------------

      Basic earnings per share        $ 714,906        4,910,354        $ 0.15
      Dilutive potential shares               -           46,898        ======
                                      --------------------------
      Diluted earnings per share      $ 714,906        4,957,252        $ 0.14
                                      ========================================

      Quarter Ended June 27, 1998
      ---------------------------

      Basic earnings per share        $(426,250)       4,386,547        $(0.10)
      Dilutive potential shares                                -        ======
                                      --------------------------
      Diluted earnings per share      $(426,248)       4,386,547        $(0.10)
                                      ========================================

      Six Months Ended June 27, 1998
      ------------------------------

      Basic earnings per share        $(389,278)       3,835,378        $(0.10)
      Dilutive potential shares               -                -        ======
                                      --------------------------
      Diluted earnings per share      $(389,276)       3,835,378        $(0.10)
                                      ========================================


3.    Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment, at cost:

                                                         (Unaudited)
                                                           June 26       December 26
                                                            1999            1998
                                                         -----------     -----------

      Leasehold improvements                             $  154,344      $  109,512
      Equipment                                           1,272,008       1,217,932
      Computer software                                     187,844         169,176
      Furniture and fixtures                                178,659         102,874
      Construction in progress                                8,487         105,813
                                                         --------------------------
                                                          1,801,342       1,705,307

      Less accumulated depreciation and amortization        956,750         815,559
                                                         --------------------------
                                                         $  844,592      $  889,748
                                                         ==========================


4.    Inventories

      Inventories consisted of the following:

                                                         (Unaudited)
                                                           June 26       December 26
                                                            1999            1998
                                                         -----------     -----------

      Raw Material                                       $  884,746      $  960,552
      Work in Progress                                      278,030         167,512
      Finished Goods                                        235,971         187,849
      Other                                                   5,000           5,000
                                                         --------------------------
                                                         $1,403,747      $1,320,913
                                                         ==========================


5.    Legal Proceedings
      -----------------

      On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is currently contesting the validity of this claim.

      On June 28, 1999 the Company was served notice that it was named as a co-defendant in a suit brought by Q&E LLC, a convenience store/retail petroleum operator, against PEMCO Service Company, Inc. and Intelligent Controls, Inc. for damages allegedly arising in connection with a petroleum spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed defense of the claim, and is in the process of evaluating the claim.