Form 10QSB
period 1999-09-25
INTELLIGENT CONTROLS INC
filed 1999-11-12
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 25, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

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
                               Yes  [X]    No  [ ]
                                   -----      -----

There were 5,061,123 shares of Common Stock of the issuer outstanding as of October 31, 1999.

Transitional Small Business Disclosure Format:
                               Yes  [ ]    No  [X]
                                   -----      -----


                                   PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited financial statements of the Intelligent Controls, Inc. (the "Company" or "INCON") appear after the signature page hereto, and are incorporated herein by reference. These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for Nine Months Ended September 25, 1999:

For the nine months ended September 25, 1999, sales decreased 10% to $10,225,390 compared to sales in the first nine months of 1998 of $11,371,108.

Sales of fuel management systems (FMS) decreased 13% to $9,041,159 for the first nine months of 1999, as compared to the same period in 1998. The decrease is primarily caused by a slowdown in FMS distributor sales. As previously reported, the robust business of the second half of 1998 came from strong new construction activity, a successful new product (the 1001/2001 automatic tank gauge), and increased demand from customers seeking to install automatic leak detection systems to meet the EPA-mandated December 22, 1998 compliance deadline. 1999 FMS product sales have slowed to a level more in line with Company experience in 1997.

Sales of power utility/predictive maintenance products increased 19% to $1,184,232 for the first nine months of 1999, as compared to the first nine months of 1998. A significant portion of the shipments in the first half of 1999 was from year-end 1998 backlog. The Company received a large new order for PdM/Power instruments at the end of the third quarter 1999 that has scheduled shipments over the next year.

Gross margins improved to 53% in the first nine months of 1999, as compared to 49% for the same period in 1998. The improvement in gross margin was primarily attributable to raw material purchase price reductions, gains in manufacturing efficiency, and a favorable product mix. Margins for the first half of 1998 were adversely affected by a $592,000 shipment to Chinese Petroleum, at reduced margin; even without the effect of the Chinese Petroleum shipment, gross margins showed significant improvement.

Operating expenses decreased 6.3 % overall in the first nine months of 1999, compared to the same period in 1998. This decrease resulted from reduced legal costs in 1999 compared to 1998 when the Company was forced to defend itself in two separate lawsuits. The Company continues to invest in Sales and Marketing, as well as the development of new products.

Net earnings increased from $45,089 in the first nine months of 1998, to $802,884 in the first nine months of 1999. 1998 earnings where affected by a second quarter $747,660 pretax charge to earnings for two legal
settlements.   The other key operational reasons for the increase in
profitability for 1999 were stronger gross margins and moderated spending in SG & A to correspond with slowing sales. As the result of a strong cash balance and reduced debt as compared to 1998, the Company earned significant interest income and had very small interest expense. The combined effect of these working capital changes to net interest created an increase to pretax income of $232,588.

Liquidity and Capital Resources at September 25, 1999:

As of September 25, 1999 the Company had $4.81 million in cash and 100% availability on its $3.5 million dollar line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Year 2000 Issues
----------------

Except as stated below, the Company's Y2K compliance status remains essentially unchanged from that reported in our Form 10-KSB for the fiscal year ended December 26, 1998.

The Company completed all verification and validation tests on all identified mission-critical systems. There were no mission-critical systems that did not prove to be Y2K compliant. The Company has determined that the possibility of business interruptions caused by Y2K issues is unlikely and therefore contingency plans have not been developed to replace specific day-to-day activities.

In 1998 the Company spent approximately $50,000 upgrading all major IT systems including accounting, manufacturing, and sales processing software and hardware. Although helpful to the Y2K compliance effort, these upgrades were made in the normal course of business to replace outmoded systems.

The total cost specifically attributable to the Company's Y2K compliance efforts through September 25, 1999 is estimated at $25,000. The aggregate projected costs for 1999 (including costs incurred in the first nine months) are $30,000.

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


                               PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the validity of this claim.

Q&E LLC (a convenience store/retail petroleum operator) has filed suit against the Company and PEMCO Service Company, Inc. for damages allegedly arising in connection with a gasoline spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed defense of the claim, and is proceeding with the needed legal actions.


ITEM 5.  OTHER INFORMATION

As previously reported, the Company's board of directors has authorized INCON to repurchase shares of its common stock in the open market and through privately negotiated transactions. The board recently increased the total authorized purchases to $600,000. To date, the Company has repurchased 156,812 shares at a cost of approximately $436,000. Unless further extended or reinstated by the board, the repurchase program is scheduled to terminate as of December 31, 1999.


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


                                         INTELLIGENT CONTROLS, INC.
Date: November 10, 1999                  By:  /s/ Andrew B. Clement
                                              ---------------------
                                                  Andrew B. Clement,
                                                  Controller
                                                  (on behalf of the Company
                                                  and as principal financial
                                                  officer)


                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of INTELLIGENT CONTROLS, INC.

We have reviewed the accompanying balance sheet of Intelligent Controls, Inc. as of September 25, 1999, and the related statements of income for each of the three-month and nine-month periods ended September 25, 1999 and September 26, 1998 and the statement of cash flows for the nine-month periods ended September 25, 1999 and September 26, 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 26, 1998, and the related statement of income, and of cash flows for the year then ended (not presented herein), and in our report dated February 5, 1999 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 25, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/  PricewaterhouseCoopers LLP

Portland, Maine
October 14, 1999


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                                   ASSETS
                                   ------

                                                      (unaudited)
                                               September 25      December 26
                                                  1999              1998

Current assets:

  Cash and cash equivalents                    $ 4,810,558      $ 4,202,084
  Accounts receivable, net of allowance
   of $216,000 in 1999 and $170,000 in 1998      1,605,439        3,253,477
  Inventories (Note 4)                           1,346,300        1,320,913
  Prepaid expenses and other                       112,416          127,425
  Deferred income taxes                            343,520          343,520
                                               ----------------------------
      Total current assets                       8,218,233        9,247,419

Property and equipment, net (Note 3)               801,910          889,748

Other assets                                        34,870           31,611
                                               ----------------------------

                                               $ 9,055,013      $10,168,778
                                               ============================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Income taxes payable                         $    18,998      $   299,269
  Accounts payable                                 530,647        1,007,400
  Accrued expenses                                 542,034        1,144,682
  Current portion of long-term debt                160,872          194,000
                                               ----------------------------

      Total current liabilities                  1,252,551        2,645,351

Long-term debt, net of current portion              52,753          140,279

Deferred taxes                                      76,740           76,740

Stockholders' equity:
  Common stock, no par value; 8,000,000
   shares authorized; 5,061,123 issued in
    1999 and 5,060,760 in 1998                   7,585,534        7,585,080
  Retained earnings                              1,942,080        1,139,196
  Receivable from stockholder                   (1,442,504)      (1,376,728)
  Treasury stock, 242,617 shares in 1999
   and 115,951 shares in 1998                     (412,141)         (41,140)
                                               ----------------------------
                                                 7,672,968        7,306,408
                                               ----------------------------
                                               $ 9,055,013      $10,168,778
                                               ============================

The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)

                                                           Three Months Ended              Nine Months Ended

                                                      September 25    September 26    September 25    September 26
                                                          1999            1998            1999            1998

Net sales                                             $ 2,583,901     $ 4,451,620     $10,225,390     $11,371,108

Cost of sales                                           1,273,252       2,067,782       4,787,279       5,775,590
                                                      -----------------------------------------------------------
                                                        1,310,649       2,383,838       5,438,111       5,595,518

Operating expenses:
  Selling, general and administrative                     891,096       1,423,595       3,386,851       3,823,402
  Research and development                                324,457         242,628         857,214         704,857
  Legal settlement charges                                      -                               -         747,660
                                                      -----------------------------------------------------------
                                                        1,215,553       1,666,223       4,244,065       5,275,919

Operating income                                           95,096         717,615       1,194,046         319,599

Other income (expense):
  Interest income (expense)                                81,526          30,324         225,536          (7,052)
  Other expense                                           (31,647)        (21,100)        (81,598)        (46,407)
                                                      -----------------------------------------------------------
                                                           49,879           9,224         143,938         (53,459)

Income before income tax expense                          144,975         726,839       1,337,984         266,140

Income tax expense                                         57,000         292,469         535,100        (221,051)
                                                      -----------------------------------------------------------

Net income                                            $    87,975     $   434,370     $   802,884     $    45,089
                                                      ===========================================================

Net income per share basic:                           $       .02     $      0.09     $       .16     $      0.01
Net income per share diluted:                         $       .02     $      0.09     $       .16     $      0.01
Weighted average number of
 Common shares outstanding                              4,904,397       4,949,171       4,887,513       4,206,642

Weighted average common and
 Common equivalent shares outstanding                   4,939,520       4,965,181       4,930,385       4,251,785

The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)

                                                           Nine Months Ended
                                                      September 25    September 26
                                                          1999            1998

Cash flows from operating activities:
  Net income                                          $   802,884      $  45,089
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                         222,898        194,868
     Changes in assets and liabilities:
       Accounts receivable                              1,648,038       (712,198)
         Inventories                                      (25,387)       265,407
         Prepaid expenses and other current assets         15,009        105,040
         Income taxes payable                            (280,271)        93,752
         Income taxes receivable                                -        119,099
         Accounts payable and accrued expenses         (1,079,401)       884,164
         Other assets                                      (3,259)        (3,141)
                                                      --------------------------
  Net cash provided by operating activities             1,300,511        992,080

Cash flows from investing activities:
  Purchases of equipment and leasehold
   improvements, net                                     (135,060)      (166,549)
  Net cash (used) by investing activities                (135,060)      (166,549)

Cash flows from financing activities:
  Decrease in non-interest bearing overdraft                    -        (67,259)
  Repayment of note payable                                     -       (754,366)
  Repayment of long-term debt                            (120,654)      (192,604)
  Issuance of common stock                                    454      3,956,739
  Acquisition of treasury stock                          (371,001)       (23,527)
  Increase in receivable from stockholder                 (65,776)             -
                                                      --------------------------

  Net cash (used) provided by financing activities       (556,977)     2,918,983
                                                      --------------------------

Net increase in cash and cash equivalents                 608,474      3,744,514

Cash and cash equivalents at beginning of year          4,202,084            300
                                                      --------------------------

Cash and cash equivalents at end of period            $ 4,810,558     $3,744,814
                                                      ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $    16,705     $   61,532
                                                      ==========================
    Income taxes                                      $   916,000     $        -
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

                                      Net Income      Common Shares      Earnings
                                      (Numerator)     (Denominator)      Per Share
                                      ----------      -------------      ---------
Quarter Ended September 25, 1999
--------------------------------
Basic earnings per share               $ 87,975         4,904,397          $0.02
                                                                           =====
Dilutive potential shares                     -           35,123
                                       -------------------------
Diluted earnings per share             $ 87,975         4,939,520          $0.02
                                       =========================================
Nine Months Ended September 25, 1999
------------------------------------

Basic earnings per share               $802,884         4,887,513          $0.16
                                                                           =====
Dilutive potential shares                     -           42,871
                                       -------------------------
Diluted earnings per share             $802,884         4,930,385          $0.16
                                       =========================================

Quarter Ended September 26, 1998
--------------------------------

Basic earnings per share               $434,370         4,949,171           $.09
                                                                            =====
Dilutive potential shares                                  16,010
                                       --------------------------
Diluted earnings per share             $434,370         4,965,181           $.09
                                       =========================================

Nine Months Ended September 26, 1998
------------------------------------

Basic earnings per share               $ 45,089         4,206,642           $.01
                                                                            =====
Dilutive potential shares                                  45,143
                                       --------------------------
Diluted earnings per share             $ 45,089         4,251,785           $.01
                                       =========================================


3.    Property and Equipment
      ----------------------

      Property and equipment, at cost:

                                                  (Unaudited)
                                                   September 25     December 26
                                                     1999              1998

Leasehold improvements                            $  154,344         $  109,512
Equipment                                          1,299,787          1,217,932
Computer software                                    192,655            169,176
Furniture and fixtures                               179,909            102,874
Construction in progress                              13,672            105,813
                                                  -----------------------------
                                                   1,840,367          1,705,307

Less accumulated depreciation and amortization     1,038,457            815,559
                                                  -----------------------------
                                                  $  801,910         $  889,748
                                                  =============================


4.    Inventories
      -----------

      Inventories consisted of the following:


                      (Unaudited)
                     September 25      December 26
                         1999             1998

Raw Material          $  751,003      $  960,552
Work in Progress         206,678         167,512
Finished Goods           383,619         187,849
Other                      5,000           5,000
                      --------------------------
                      $1,346,300      $1,320,913
                      ==========================


5.    Legal Proceedings
      -----------------

On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the validity of this claim.

Q&E LLC (a convenience store/retail petroleum operator) has filed suit against the Company and PEMCO Service Company, Inc. for damages allegedly arising in connection with a petroleum spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed defense of the claim, and is in the process of evaluating the claim.


                              Index to Exhibits

Exhibit No.      Description
-----------      -----------

27               Financial Data Schedule