Form 10KSB
period 1999-12-31
INTELLIGENT CONTROLS INC
filed 2000-03-30
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999


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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $12,904,697

The aggregate market value of common stock held by non-affiliates as of March 5, 2000 was $3,699,844.

There were 5,061,123 shares of common stock of the issuer outstanding as of March 5, 2000.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held in June 2000.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                     ---      ---

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Intelligent Controls, Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. INCON designs, manufactures, and sells electronic measurement systems and software to the petroleum and power utility industries and for general level measurement, monitoring and predictive maintenance applications. The Company's products, including related applications and communication software, enable the users to detect leaks, measure liquid levels, and to perform general and predictive maintenance monitoring and protection of equipment, for position indication and as an early indicator of wear and potential failure. The table below summarizes sales for these product lines over the past three years.

                          NET SALES BY PRODUCT LINE
                           (Dollars In Thousands)

                                      1999                 1998                 1997
                                ----------------     ----------------     ----------------

Petroleum (ATG):
  OEMs                          $   337       3%     $   451       3%     $   655       5%
  End Users                      10,867      84%      14,409      89%      10,803      83%
                                -------              -------              ------
    Total ATG:                   11,204               14,860               11,458

Utility and Other
  Power Utility                   1,534      12%       1,237       7%       1,398      11%
  General Instrument                167       1%         101       1%         149       1%
                                -------              -------              ------
    Total Utility and Other       1,701                1,338                1,547

       TOTAL NET SALES          $12,905     100%     $16,198     100%     $13,005     100%
                                =======              =======              ======


Petroleum Equipment Products

INCON manufactures electronic instruments and software for use at retail gasoline stations and gasoline/convenience stores. The products are also utilized in other locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground storage tanks ("ASTs"), including large private fleets, government agencies, municipalities, and fuel distribution companies. The products include automatic tank gauges (some with remote communications features), dedicated leak detectors, liquid level sensors, line leak detectors, user interface software, and various accessories, all of which can be used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"). They also provide important information for the tank owner to manage inventories on a real-time basis. The manufacturing process for these and other INCON products consists of basic mechanical and electronic assembly as well as the integration of software into the overall system.

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

The Company's electronic Line Leak Detector ("LLD") monitors the pressurized pipe between the submersible pump (located in the tank) and the dispenser (gas pump). The product meets pipeline-monitoring requirements imposed by EPA regulations and is an updated technology that can replace mechanical line leak detectors. The LLD can interface with an ATG or operate as a stand-alone device. Since its original 1995 introduction, the LLD product has been enhanced and the Company was granted Patent No. 5,918,268 dated June 29, 1999 for its invention. INCON also offers dedicated leak detection ("DLD") consoles that are similar to the ATG console. Instead of measuring inventory levels, these products only monitor leak detection, thereby offering certain customers an inexpensive alternative for achieving regulatory compliance. In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to customize a system for specific customer applications, allow the system to sense leaks and inventory levels in many different locations, and simplify installation. The Company assembles some of these products, while others are fabricated by outside contractors to INCON specifications.

The Company's liquid level sensors are based on magnetostrictive position measurement technology that is widely proven in the industry. The manufacturing its own probes has given INCON control of product quality and significantly reduced the overall cost of this component to the Company. In most cases, each UST or AST requires a liquid level sensor. INCON's ATG consoles will support from one to eight liquid level sensors. The average North American retail gasoline station or gasoline/convenience store has three USTs, while sites overseas may have five to eight USTs.

In 1998 the Company introduced a new ATG product line, the 1001 and 2001 models, marketed under the Company's Tank Sentinel registered trademark. They were designed as the new generation product to replace INCON's model 1000 and 2000 series. These units have optional internal fax modem communications capability and were designed to be easy to use and upgrade, providing greater flexibility for the operator. The Company believes they provide more overall capability than any other tank gauge in their price range as well as upgraded display, printer, and keyboard functions. This contrasts to some competitive models that cannot be upgraded, or require very expensive additional modules to accommodate needed features. The 1001 model can accommodate four liquid level sensor inputs and the 2001 model accommodates eight. The 1001 and 2001 models are designed to be cost-effective to manufacture and incorporate a large number of common components.

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

The Company has been actively developing a software product capability that can be offered alone, or in combination with INCON hardware products. This capability will allow digital or traditional probe users to efficiently integrate an overall system using equipment and software modules, which can interface with their established or developing business information systems. This software, called System Sentinel Version 1, was released starting in February 1999 followed by System Sentinel Version 2 released in November 1999. As part of the November release the Company also introduced a Dispenser Interface Module ("DIM") which in conjunction with System Sentinel Software allows a multiple site operator to automatically reconcile sales to inventory in the tanks. Such a capability is important for business management and also automates a reporting requirement of the EPA regulations.

In late 1999 the Company introduced a power conditioning product line, Power Sentinel. This device is manufactured for the Company by an outside supplier and provides surge protection and noise reduction for the electrical circuits. The Company believes that as more sophisticated electronics are installed in petroleum retailing sites, such TVSS (transient voltage surge suppression) devices will be installed more frequently and, in some cases, be necessary for equipment manufacturers to honor warranties.

The demand for ATGs, DLDs and LLDs domestically had been strong in 1997 and 1998, bolstered by EPA and state regulations that require owners of USTs to monitor tanks and related lines for leaks. In addition to more sophisticated and automated techniques (such as automatic tank gauging), the EPA regulations permit the use of inventory reconciliation and manual (dip stick) testing as a means of compliance. Although less expensive, these methods do not provide for accurate inventory measurement and control and are also subject to personnel variables affecting manual stick readings and data recording. INCON's management believes that UST owners will continue to automate both inventory and leak detection systems to insure accuracy and reduce dependence on trained personnel. Moreover, leak detection requirements will probably become more stringent due in part to heightened concerns about MTBE contamination of groundwater. After December 22, 1998, inventory reconciliation and manual testing is permissible only (i) during the first ten years after a tank is newly installed or upgraded in accordance with EPA performance standards or (ii) in the case of small tanks having less than 550 gallons of capacity.

All tanks had to meet EPA performance standards in 1998 and management believes this favorably affected the market for ATGs, DLDs, and LLDs during early 1999 as a certain amount of carryover activity took place. New gasoline and convenience store expansion has continued, due to growth in the economy, and upgrading of acquired sites by larger, more aggressive convenience store marketers. Site construction has also been favorably affected by non-traditional retailers like supermarkets and wholesale clubs entering the retail petroleum market. However, countering this during much of 1999 is the slowdown in activity by the major oil companies as a result of mergers and the resulting uncertainty as to which sites may be divested as a condition of government approval.

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

Historically, regulation has insulated utilities in the United States and other developed countries from competitive market forces, creating monopolies that permitted utilities to remain profitable despite their use of inefficient or outdated technology. In the deregulated environment being adopted across the United States over the next five years, consumers will have greater freedom to choose electricity suppliers, just as they now can choose among many long distance telephone service providers. This will place significant pressure on utility company management to reduce costs and increase system efficiency. The Company believes this overall business backdrop will provide a positive environment for products that help utilities operate more efficiently and perform predictive maintenance in advance of system failures.

INCON's power utility product line includes two instruments, the Model 1250 and the Optimizer, offering automated control and data collection for electrical substations. Two other power utility products, the Model 1255 and Model 1810, are offered for use in automating hydroelectric generating plants. The Model 1250 Tap Position Monitor is used on large high-voltage transformers. These transformers are typically equipped with "tap changers" that regulate the voltage on the power transmission and distribution grid. The voltage is adjusted by switching to any one of approximately 32 "voltage taps." The Model 1250 allows utilities to use their system control and data acquisition system (SCADA) to monitor from a central station which tap has been selected. Utilities can then establish interactive control over tap changing through the system and can adjust and regulate the voltage being produced by the transformer. This product is also sold directly to transformer manufacturers and is mounted on many new units sold. During 1999 the Company received several orders in excess of 100 units each that were part of utility upgrade and infra-structure improvement programs.

The Optimizer is a microprocessor-based monitoring device used to predict life and schedule preventive maintenance for high-voltage circuit breakers used by electric utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was originally released in 1996 and a second- generation version, the Optimizer+ was introduced in September 1998. This product continues to be evaluated by utilities, and there were a number of program orders placed during 1999 to add Optimizer+ devices to various critical circuit breakers.

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

INCON is actively providing software and systems capability to complement its measurement and leak detection instruments. In 1997 the Company was successful in working with a major convenience store chain to supply a customized software and communication system which linked environmental and business monitoring and reporting across multiple sites. As a result of this successful experience and to take advantage of the market trends, INCON began the development of a standardized software package in late 1997 that can be installed across a broad customer base. Beta site testing of a new Windows based client/server remote monitoring software package, System Sentinel 1.0 began in September 1998 with full-scale introduction occurring in February 1999. A newer version, System Sentinel 2.0, was introduced in November 1999. Management believes that interconnectivity will be increasingly important, as the owners of existing instrumentation expend considerable effort to link their sites electronically and standardize monitoring and reporting.

Competition

The petroleum equipment market is very competitive, both for instrumentation and software/system products. The Company's products compete with similar offerings from other manufacturers in the industry. In addition to INCON, there are at least three other significant suppliers of automatic tank gauge systems, one of which (a division of a large public company) is believed to have approximately a 50% market share. These suppliers are generally larger and have potentially greater resources than the Company. In addition there are over ten other minor suppliers of ATGs, as well as additional companies that sell software (point-of sale and back-office) and other environmental and inventory monitoring services. Several suppliers offer customers the option of contracting out some or all of their measurement and compliance management activities. In such a case a monthly service fee is charged and the products can be installed and leased to the site owner. Based on observations to date, INCON's management believes that this concept is slowly being adopted, and may be beneficial to certain types of UST and ATG owners and operators. Although the Company has not provided this outsource service directly, one of its largest customers is active in this area and the Company has and will continue to benefit from this trend through increased hardware, communications, and software sales.

INCON has a solid competitive position in the power utility market sector for its particular product niche. The Company is the only supplier of programmable tap position monitoring systems in the United States, and competes only with older technologies. The competing products tend to be lower in price, but are more difficult to install, are not programmable, and have more parts that are subject to wear and replacement. There are many types of transformers and tap changers in service in the United States today that operate with the Model 1250, and the 1250's programmability gives it a major advantage over non-programmable products.

INCON owns exclusive rights to the U.S. patent on certain Optimizer technology. Interest in the concept of circuit breaker monitoring has resulted in several competing models being offered by other companies. These competitive products, however, tend to be more expensive.

During 1999, GE Power Systems acquired two small companies that are competitors to INCON in the circuit breaker monitoring product area. GE has resources that are considerably greater than the Company. Management believes that this action confirms its belief that the market is getting stronger and electric utilities will place increased emphasis on sub-station automation and reliability in the future.

Customers

INCON's customer base remains highly diversified, with no one customer accounting for more than 10% of the Company's business in 1999. In the petroleum equipment area the Company's customers are principally petroleum equipment distributors who purchase products from INCON and are responsible for installation and after-sales service. These distributors range from very large, regionally active organizations, to small organizations that focus on a narrow customer group or geography. The distributors usually handle other complementary products sold to the same end-use customer base. Examples of such products are gasoline dispensers, point-of-sale ("POS") systems, vapor recovery systems, lighting, and canopies. Often the Company's products are specified by end-users that choose to standardize their equipment for all their locations. The distributors and end-use customers are serviced by INCON's factory-based national selling and technical service organization as well as by regionally based manufacturer's representatives. In addition, the Company supplies petroleum equipment products to a few OEM (original equipment manufacturer) customers and has a number of large direct national accounts.

In the power utility and predictive maintenance instruments product line, INCON's customers are equipment OEMs and various electric utilities or large private system operators. These customers are serviced by the Company's factory-based national selling organization as well as by regionally based manufacturer's representatives.

International sales are normally made to distributors, which are then responsible for importing the product to their respective countries, as well as sales, installation, and after-sales service.

Intellectual Property

INCON markets its petroleum equipment products under the registered trademark "Tank Sentinel." INCON was granted Patent No. 5,918,268 dated June 29, 1999 covering its LLD (line leak detector) product. The Company has copyrights on certain software products; other key software is highly technical and difficult to copy.

The Company has numerous trade secrets with regard to methods of detecting leaks in tanks and pipelines. Among these are INCON's volumetric tank leak test algorithm, its continuous automatic leak detection algorithm, and its method of detecting leaks in pressurized piping. INCON's process for producing the magnetostrictive wire, required by the liquid level sensor, is a Company trade secret.

General

As of March 5, 2000 the Company employed 75 people, including 13 in sales, marketing and technical service, 11 in research and product development, 10 in administration, and 41 in manufacturing operations.

In most of its products, INCON tries to utilize off-the-shelf electronic components that are readily available from more than one distributor. There are, however, some products that are designed around a particular manufacturer, such as in the use of microprocessor chips and compact printers. If one of these manufacturers were suddenly to cease production of a key component, the Company might need to find an alternate source or redesign the product. Stainless steel and brass are major components in two of the Company's products. Both of these commodities can fluctuate in price due to supply and demand, thereby affecting the Company's future costs.

INCON continuously invests in the development of new products and software as well as adapting existing products to new applications. During 1997, 1998 and 1999 the expenditures relating to the development of new products and the improvement of existing products were approximately $791,000, $997,000 and $1,188,000 respectively. These research and product development expenditures represent 6% to 9% of sales.

Government Regulation/Other Certifications

The automatic tank gauge product line, used in gasoline stations and convenience/gasoline stores, requires listing by Underwriters Laboratory
(UL) in the United States and by the Canadian Standards Association (CSA) in Canada. All major portions of the Tank Sentinel ATG product line, including line leak detectors, are presently listed by UL and CSA.

The Tank Sentinel ATG products perform leak detection in accordance with EPA regulation 40 CFR Part 280, Subpart D. To confirm compliance with the federal and state regulations for tank tightness tests, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the EPA performance requirements. The INCON TS-1000 system, TS-1001 system, TS-2000 system, TS-2001 system, and TS-LLD have been tested by Ken Wilcox Associates, Inc., Blue Springs, Missouri and are certified.

The Tank Sentinel ATG products also meet the much more stringent standards for testing tank tightness. To prove compliance with the federal and state regulations for tank tightness test, the ATG system must be tested by an independent laboratory in accordance with EPA/530/UST-90/006 and certified to meet the performance requirements. The INCON TS-1000/1001 and TS-2000/2001 systems have been tested and certified by Ken Wilcox Associates, Inc.. In Canada the TS-1000/1001 system, TS-2000/2001 system, and TS-LLD are certified by Underwriters Laboratory of Canada in accordance with ULC/ORD-C58.12-1992, "Leak Detection Devices (Volumetric Type) For Underground Flammable Liquid Storage Tanks." This standard is very similar to EPA/530/UST-90/006.

With regard to INCON's own operations, the Company's cost of compliance with federal, state, and local environmental laws do not materially affect the Company's financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. One building serves as INCON's executive offices; the other it's manufacturing facility. The executive office building is leased from a corporation owned in part by two principal INCON shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on these buildings expire in October 2000 and the executive office building includes an option to purchase at the then fair market value, subject to certain minimum purchase prices. The Company is currently negotiating new three-year leases on both facilities. The Company believes it will renew these leases without any material adverse effect on operations.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.


ITEM 3.  LEGAL PROCEEDINGS.

On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the claim.

Q&E LLC (a convenience store/retail petroleum operator) has filed suit against the Company and PEMCO Service Company, Inc. for damages allegedly arising in connection with a petroleum spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed the defense of the claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 1999.

                                   PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 15, 1995 the Company's common stock was accepted for listing and began trading on the Emerging Company Marketplace of the American Stock Exchange. The trading symbol for INCON common stock is ITC.

The high-low prices for the Company's stock for the last four quarters were as follows:

                                            High         Low
                                            ----         ---

      Quarter Ended March 27, 1999          $3 1/8      $2 1/4

      Quarter Ended June 26, 1999          $3 5/16      $2 3/8

      Quarter Ended September 25, 1999          $3     $2 5/16

      Quarter Ended December 31, 1999       $2 3/4     $2 5/16


As of March 5, 1999 the Company had 374 shareholders of record.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

1999 Compared to 1998

Net sales totaled $12.9 million in fiscal 1999, down $3.3 million or 20%, from sales of $16.2 million in 1998. The decrease in revenue was primarily caused by a slowdown in sales of the Company's Fuel Management Systems
(FMS) product sales.

During 1999, Fuel Management System sales decreased overall by 25% to $11.2 million from $14.9 million in 1998. The decrease was in the wake of a strong EPA compliance deadline driven market during 1998 that resulted in strong shipments for 1998 as well as the first quarter of 1999. Throughout 1999 the market softened as the urgency of EPA compliance calmed and most site operators completed their compliance upgrade programs. Also contributing to the soft FMS market demand was the slowdown in activity by the major oil companies as a result of impending mergers and the uncertainty as to which sites might have to be divested as a condition of government approval for the mergers.

The Power Utility and Predictive Maintenance instrument product sales improved by 27% in 1999 to $1.7 million, an increase over sales of $1.3 million in 1998. Stronger sales were the result of increased marketing and sales efforts and a strengthening market caused by the progress toward power deregulation.

Gross margins increased from 49% in 1998 to 52% in 1999. The improvement in gross margins was primarily attributable to gains in manufacturing efficiency, raw material purchase price reductions and a favorable product mix. Throughout 1999 the Company reduced its manufacturing expenditures to better align with declining sales levels. This action allowed the Company, in the declining market of late 1999, to preserve most of the improved gross margin levels of late 1998 and early 1999. Gross margins for the first half of 1998 were adversely affected by a $592,000 shipment to Chinese Petroleum, at reduced margin of approximately 35%; even without the effect of the Chinese Petroleum shipment, gross margins showed improvement.

Operating expenses declined by $1.1 million to $5.7 million in 1999, down from $6.8 million in 1998. $747,000 of this reduction was from one-time charges resulting from settling two lawsuits in 1998 and approximately $200,000 was the legal expenses associated with these lawsuits. Operating expenses in 1998 also included one-time expenses of approximately $60,000 associated with completing and investment transaction with a venture capital firm. During 1999 the Company continued to invest in sales and marketing activities at levels similar to 1998, and increased its product development spending by approximately $200,000, or 20% over 1998.

The company's overall operating profitability was impacted by lower than expected sales volume and operating expenses that were similar to the overall amount spent in 1998. Operating income for 1999 was $1.06 million, a decline of 13.5% from 1998. 1999 operating income increased as a percent of sales to 8.2%, or $1,057,000, from 7.6%, or $1,223,000 in 1998. The increase was due to elimination of one-time charges from 1998 as described above and improved gross margins.

Net income for 1999 was $798,000 versus $671,000 in 1998, and included $256,000 of interest income (net) in 1999 versus $15,000 in 1998.

1998 Compared to 1997

Net sales totaled $16.2 million in fiscal 1998, an increase of $3.2 million or 24.5% from 1997. The increase was primarily due to strong sales of the Company's petroleum equipment product line fueled by new construction and compliance deadlines for leak detection mandated by the EPA.

Petroleum equipment sales increased 30% during 1998 to $14.9 million from $11.5 in 1997. Sales through the petroleum distributors (the Company's primary sales channel) increased by 44% over 1997. The increase in sales was primarily due to a strong EPA compliance driven market, strong new construction, success with the new ATG 1001/2001 products, as well as general market share gains. The Company completed shipping a $1.8 million order to Taiwan in 1998, of which $1.2 million was shipped in 1997.

The Utility and Predictive Maintenance product line sales fell in 1998 by $209,000, a 13% decline from 1997. The decline in sales was primarily attributable to design changes in Optimizer circuit breaker monitor. During the first half of 1998, all Optimizer shipments were deferred pending completion of the upgrade. Optimizer units recalled from the field were modified to incorporate several improvements, or for a small charge, to replace them with the new model. This latest model (Optimizer+) was released for sale in September 1998.

Gross margins improved markedly to 49% in 1998, as compared to 42% for the year 1997. Purchased material cost reductions, manufacturing volume efficiencies, reduced warranty scrap, and a favorable product/features mix were the major components of this performance improvement. Another notable factor was the timing of shipments of a large low margin order to Taiwan. In 1997 the Company shipped two-thirds of the Chinese Petroleum order, with the final one-third shipping in March 1998. Gross margins improved as the year progressed and averaged 52% for the second half.

Operating expenses increased as a percentage of sales from 35.1% in 1997 to 41.8% in 1998. Included in this $2.2 million increase were substantial one-time charges incurred in 1998 completing an investment transaction with an outside venture capital firm, legal and settlement costs in two significant lawsuits, and recruiting costs along with the ongoing expenses associated with building a stronger sales/marketing and senior management team. The Company also increased its investment in product development to almost $1 million in 1998 as compared to $790,000 in 1997. Interest expense declined due to strong operating cash flow and cash proceeds from an investment by an outside venture capital firm. The Company recognized $148,809 in interest income for the last 8 months of 1998.

1998 operating profits increased to $1,223,000, or 7.6% of sales, from $868,000, or 6.7%, in 1997. Even though the Company incurred substantial one-time operating expenses and a higher ongoing operating cost, the combined effect of increased sales, improved gross margins, reduction of interest expense, and the addition of interest income resulted in $355,000 of profit improvement.


Liquidity and Capital Resources
-------------------------------

The Company utilized its $3.5 million working capital line of credit to fund operations and growth through the first four months of 1998. On May 1, 1998 the Company completed an investment by Roger E. Brooks and two venture capital funds, Ampersand Specialty Materials and Chemicals III Limited Partnership and Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership (collectively, "Ampersand"). Ampersand and Roger E. Brooks invested $5.6 million to purchase common stock from INCON. The proceeds from these funds were utilized to pay off the working capital line of credit ($1 million), complete a Company tender offer to its own shareholders ($1.6 million) and pay legal settlement costs ($500,000). The remainder of the investment was used for working capital, and is available to fund future acquisitions by the Company. As of December 26, 1998, the Company had $3.5 million available to be borrowed on its working capital line of credit, as well as a cash balance of $4,202,084.

The Company did not utilize its $3.5 million working capital line of credit in 1999. All operations were funded with the Company's internally generated cash. All cash remains available as working capital or to be used to fund future acquisitions. Although the Company has completed no acquisitions to date, it continues to explore growth opportunities through acquisition. As of December 31, 1999 the Company had $3.5 million available to be borrowed on its working capital line of credit, as well as a cash balance of $4,980,805.

Total 1999 year-end inventories were valued at $1,055,000, down from $1,321,000, partially due to continued improvement in materials management and purchasing, and also due to a general slowdown in sales levels. Accounts receivable declined to $1,488,000 at 1999 year-end, down from $3,253,000 at year end 1998 due to slower sales in the second half of 1999 than the second half of 1998.

The Company has a $1 million equipment revolver, of which $827,000 was available to be borrowed as of December 31, 1999. The Company has not drawn on this revolver in either 1998 or 1999.

On September 18, 1998 the Company's Board of Directors authorized a stock buyback program. Through December 31, 1999, the Company had repurchased $590,771 of its common stock at an average price of $2.76 per share. The shares purchased under this program will be held for issuance under the employee stock option plan and other compensation plans, or for other proper corporate purposes.

The Company feels that current funds and existing lines of credit are adequate to fund existing operations for the foreseeable future.


Year 2000 Issues
----------------

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The total cost of the Company's Y2K compliance effort through December 31, 1999 was approximately $80,000. The Company spent about $50,000 upgrading all major IT systems including accounting, manufacturing, and sales processing software and hardware. Although helpful to the Y2K compliance effort, these upgrades were made in the normal course of business to replace outmoded systems. The remaining $30,000 was specifically attributable to Y2K compliance, primarily the costs of current employees' time to do the appropriate planning, testing, and investigation of the many areas of the business potentially affected by this issue. The costs have not been material to the operating results of the Company. All expenses were expensed as incurred, except those capitalized as normal costs of doing business. The Company does not expect to incur any significant costs to address Y2K issues beyond what has already been incurred.


Effect of New Accounting Pronouncements
---------------------------------------

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


Forward-Looking Statements
--------------------------

The "Management's Discussion and Analysis," "Description of Business" and "Description of the Property "sections of this report contain forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Petroleum and PowerUtility/Predictive Maintenance products, expected future efforts with regard to foreign markets for Company products, expected lease renewals and associated costs, future adequacy of the Company's capital resources, and expected costs of Y2K compliance efforts. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for ATG and LLD products or PowerUtility/Predictive Maintenance products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; unexpected costs associated with Y2K issues; and risks attendant to expansion of the Company's business through increased investment in product development, increased marketing and sales efforts, and future acquisitions.


ITEM 7.  FINANCIAL STATEMENTS.

Audited financial statements of the Company appear after the signature page below, and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosures in 1999.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders, to be held in June 2000.

Under the bylaws of the Company, all officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:

Name                  Age     Positions with Company
----                  ---     ----------------------

Roger E. Brooks       55      Chief Executive Officer and Director

Alan Lukas            49      Vice President Product Development, Director,
                              and Chairman of the Board

Andrew B. Clement     30      Controller and Assistant Treasurer

Enrique Sales         36      Vice President Sales & Marketing

Dean Richards         51      Vice President Manufacturing


Roger E. Brooks served as a consultant to INCON from February 5, 1998 until he became President/CEO and a Director on May 1, 1998. Previously he was President/CEO and a Director of Dynisco, Inc. (1984-1996), a Director, Executive Vice President/Chief Operating Officer and VP Marketing & Sales for Thermo Electric Co. Inc. (1977-1984), and Marketing Manager for General Cable Corporation (1970-1977). Currently he is a Director of Moldflow Corporation.

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

Andrew B. Clement has been with INCON since November of 1997, in the position of Controller. Previously he held positions as Controller at EDM, Inc. (1997), Accountant at Portland Pipe Line Corp. (1996) and Cost Accountant at Aero Tech Manufacturing, Inc. (1992-1995)

Enrique (Rick) Sales joined INCON in December 1998 as the Company's Vice President of Sales & Marketing. Previously, he was Director of Sales & Marketing for LMI, Inc. (1998), Vice President of Sales & Marketing for Lan Technologies, Inc. (1992-1998), Sales Manager, Latin America and Product Manager for BASF Corporation (1987-1989), and Sales Representative for International Paper, Co. (1985-1987). He is a Trustee of the Renssalaer Alumni Association.

Dean Richards joined INCON in May 1999 as Vice President of Manufacturing. Previously he held positions as Director of Manufacturing, Measurement & Control Division of Analogic Corporation (1996-1999), Vice President of Operations,a/d/s/ Inc. (1993-1996), Director of Manufacturing Industrial Technology Group, Analogic Corporation (1986-1993), Director of Manufacturing, Vicor Corporation (1983-1986), Operations Manager, Data Precision Corporation (1981-1983), and Operations Manager of Intronics, Inc (1971-1981).


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears after the financial statements below, and is incorporated herein by reference.

During the fourth quarter of 1999 the Company filed no reports on Form 8-K.


                                 SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                       By:  /s Roger E. Brooks
                                           --------------------------------
                                           Roger E. Brooks, President and
                                           Chief Executive Officer
                                           Date:  March 30, 2000

                                       By:  /s Andrew B. Clement
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (principal financial officer and
                                           principal accounting officer)
                                           Date:  March 30, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 /s  Roger E. Brooks                   Date:  March 30, 2000
-----------------------------------
Roger E. Brooks, President, Chief
Executive Officer and Director


 /s  Andrew B. Clement                 Date:  March 30, 2000
-----------------------------------
Andrew B. Clement, Controller


 /s  George E. Hissong                 Date:  March 30, 2000
-----------------------------------
George E. Hissong, Director


 /s  Alan Lukas                        Date:  March 30, 2000
-----------------------------------
Alan Lukas, Director


 /s  Paul  F. Walsh                    Date:  March 30, 2000
-----------------------------------
Paul F. Walsh, Director


 /s  Charles D. Yie                    Date:  March 30, 2000
-----------------------------------
Charles Yie, Director


                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders of
INTELLIGENT CONTROLS, INC.

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Intelligent Controls, Inc. at December 31, 1999 and December 26, 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s  PricewaterhouseCoopers  LLP
-------------------------------

Portland, Maine
February 17, 2000


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS

                   December 31, 1999 and December 26, 1998

                                   ASSETS
                                   ------
                               (Note 4 and 5)

                                                                  1999            1998
                                                               -----------     -----------

Current assets:
  Cash and cash equivalents                                    $ 4,980,805     $ 4,202,084
  Accounts receivable, net of allowances of $105,000
   in 1999 and $170,000 in 1998                                  1,488,414       3,253,477
  Inventories (Note 2)                                           1,054,625       1,320,913
  Prepaid expenses and other                                        89,976         127,425
  Income tax receivable                                            105,292
  Deferred income taxes (Note 6)                                   209,799         343,520
                                                               -----------     -----------

      Total current assets                                       7,928,911       9,247,419

  Property and equipment, net (Note 3)                             753,604         889,748
  Other assets                                                      36,033          31,611
                                                               -----------     -----------
      Total assets                                             $ 8,718,548     $10,168,778
                                                               ===========     ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Income taxes payable                                                         $   299,269
  Accounts payable                                             $   461,560       1,007,400
  Accrued expenses                                                 585,424       1,144,682
  Current portion of long-term debt (Note 5)                       160,872         194,000
                                                               -----------     -----------

      Total current liabilities                                  1,207,856       2,645,351

Long-term debt, net of current portion (Note 5)                     12,535         140,279

Deferred income taxes (Note 6)                                      49,709          76,740

Commitments (Note 9)

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares authorized;
   5,061,123 shares issued in 1999 and 5,060,760 in 1998         7,585,534       7,585,080
  Retained earnings                                              1,937,274       1,139,196
  Receivable from stockholder (Note 8)                          (1,463,704)     (1,376,728)
  Treasury stock, 321,724 shares in 1999
   and 115,951 shares in 1998                                     (610,656)        (41,140)
                                                               -----------     -----------

      Total stockholders' equity                                 7,448,448       7,306,408
                                                               -----------     -----------
Total liabilities and stockholders' equity                     $ 8,718,548     $10,168,778
                                                               ===========     ===========


   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF INCOME

         For the Years Ended December 31, 1999 and December 26, 1998

                                                        1999            1998
                                                     -----------     -----------

Net sales                                            $12,904,697     $16,198,385

Cost of sales                                          6,148,090       8,198,641
                                                     -----------     -----------

Gross profit                                           6,756,607       7,999,744

Operating expenses:
  Selling, general and administrative                  4,511,725       5,032,227
  Research and development                             1,187,506         996,933
  Legal settlement charges                                               747,660
                                                     -----------     -----------

                                                       5,699,231       6,776,820
                                                     -----------     -----------

Operating income                                       1,057,376       1,222,924

Other income (expense):
  Interest income                                        330,498          82,517
  Other expense                                          (74,796)        (67,291)
                                                     -----------     -----------

                                                         255,702          15,226
                                                     -----------     -----------

Income before income tax expense                       1,313,078       1,238,150

Income tax expense (Note 6)                              515,000         567,000
                                                     -----------     -----------

Net income                                           $   798,078     $   671,150
                                                     ===========     ===========

      Net income per share basic and diluted         $       .16     $       .15
                                                     ===========     ===========

      Weighted average common shares outstanding       4,860,065       4,391,305
                                                     ===========     ===========

      Weighted average common
       and common equivalent shares outstanding        4,898,014       4,455,635
                                                     ===========     ===========

   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY

         For the Years Ended December 31, 1999 and December 26, 1998


                                         Common Stock                                                                  Total
                                   -------------------------      Retained       Receivable from     Treasury      Stockholders'
                                    Shares         Amount         Earnings         Stockholder         Stock          Equity
                                    ------         ------         --------       ---------------     --------      -------------

Balances at December 27, 1997      3,274,306     $ 2,293,841     $   468,046                 -               -      $ 2,761,887


Exercise of stock options            125,141          44,012               -                 -               -           44,012

Issuance of common stock           2,136,313       6,850,494               -                 -               -        6,850,494

Retirement of common stock          (475,000)     (1,603,267)              -                 -               -       (1,603,267)

Acquisition of treasury shares      (116,121)              -               -                 -       $ (41,483)         (41,483)

Issuance of treasury shares              170               -               -                 -             343              343

Receivable from stockholder                -               -               -       $(1,376,728)              -       (1,376,728)

Net Income                                 -               -         671,150                 -               -          671,150
                                   --------------------------------------------------------------------------------------------

Balances at December 26, 1998      4,944,809       7,585,080       1,139,196        (1,376,728)        (41,140)       7,306,408


Exercise of stock options              4,802             454               -                 -           3,299            3,753

Acquisition of treasury shares      (210,212)              -               -                 -        (572,815)        (572,815)

Receivable from stockholder                -               -               -           (86,976)              -          (86,976)

Net Income                                 -               -         798,078                 -               -          798,078
                                   --------------------------------------------------------------------------------------------

Balances at December 31, 1999      4,739,399     $ 7,585,534     $ 1,937,274       $(1,463,704)      $(610,656)     $ 7,448,448
                                   ============================================================================================


   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF CASH FLOWS

         For the Years Ended December 31, 1999 and December 26, 1998


                                                             1999            1998
                                                          -----------     ------------

Cash flows from operating activities:
  Net income                                              $   798,078     $   671,150
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                             315,893         267,605
    Interest on receivable to stockholder                     (86,976)
    Loss on disposal of property and equipment                    398          13,426
    Deferred income taxes                                     106,690        (141,611)
    Changes in assets and liabilities:
      Accounts receivable                                   1,765,063      (1,053,415)
      Inventories                                             266,288         533,415
      Prepaid expenses and other current assets                37,449         130,279
      Income tax receivable                                  (105,292)        119,099
      Income tax payable                                     (299,269)        299,269
      Accounts payable and accrued expenses                (1,105,098)        862,276
      Other                                                    (4,422)         (4,435)
                                                          -----------     -----------

  Net cash provided by operating activities                 1,688,802       1,697,058
                                                          -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                       (186,147)       (314,198)
  Proceeds from sale of property and equipment                  6,000
                                                          -----------     -----------

  Net cash used by investing activities                      (180,147)       (314,198)
                                                          -----------     -----------

Cash flows from financing activities:
  Increase in non-interest bearing overdraft                                  (67,259)
  Repayment of note payable - bank                                           (754,366)
  Repayment of long-term debt                                (160,872)       (232,822)
  Issuance of common stock, net                                   454       5,517,778
  Retirement of common stock                                               (1,603,267)
  Acquisition of treasury stock                              (569,516)        (41,140)
                                                          -----------     -----------

  Net cash (used by) provided by financing activities        (729,934)      2,818,924
                                                          -----------     -----------

Net decrease in cash                                          778,721       4,201,784

Cash and cash equivalents at beginning of year              4,202,084             300
                                                          -----------     -----------

Cash and cash equivalents at end of year                  $ 4,980,805     $ 4,202,084
                                                          ===========     ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $    20,884     $    66,292
    Income taxes                                          $   814,223     $   320,000

Supplemental disclosure of noncash financing activity:
  During 1998 common stock amounting to $1,376,728 was issued for a receivable from stockholder


   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                   December 31, 1999 and December 26, 1998


1.    Summary of significant accounting policies:


      Organization and Operations
      ---------------------------

      The Company is engaged primarily in designing and manufacturing microprocessor-based control devices and systems for industrial, commercial and power utility applications.

      During 1999 the Company changed its reporting year end from the last Saturday in December, as used in previous years, to a calendar year end.

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

      Revenue Recognition
      -------------------

      Substantially all revenue is related to the sale of product and is recorded at the time of shipment to the customer. The product is distributed through distributors and directly to customers. The Company provides its customers the right of return for its product under certain circumstances and records a reserve for products estimated to be returned. The reserves estimated for product returns at December 31, 1999 and December 26, 1998 were approximately $30,000 and $75,000, respectively, and are included in accrued expenses in the accompanying balance sheets at December 31, 1999 and December 26, 1998.

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

      Net Income Per Share
      --------------------

      The net income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share. The Statement requires dual presentation of basic and diluted earnings per share of common stock on the statements of income. Basic earnings per share of common stock have been determined by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. Following is a reconciliation of the dual presentations of earnings per share for the fiscal years presented.

                                           Net            Common         Earnings
                                         Income           Shares           Per
                                       (Numerator)     (Denominator)      Share
                                       -----------     -------------     --------

      December 31, 1999
      -----------------

        Basic earnings per share        $798,078         4,860,065         $.16
        Dilutive potential shares              -            37,949         ====
                                        --------         ---------
        Diluted earnings per share      $798,078         4,898,014         $.16
                                        ========         ======================

      December 26, 1998
      -----------------

        Basic earnings per share        $671,150         4,391,305         $.15
        Dilutive potential shares              -            64,330         ====
                                        --------         ---------
        Diluted earnings per share      $671,150         4,455,635         $.15
                                        ========         ======================


      Fair Value of Financial Instruments
      -----------------------------------

      At December 31, 1999, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate fair value of the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates their value as of December 31, 1999 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

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


2.    Inventories:

      Inventories consisted of the following at December 31, 1999 and December 26, 1998:

                                     1999           1998
                                  ----------     ----------

      Raw materials and parts     $  549,801     $  960,552
      Work-in-progress               155,853        167,512
      Finished goods                 348,971        187,849
      Supplies and other                   -          5,000
                                  ----------     ----------
                                  $1,054,625     $1,320,913
                                  ==========     ==========


3.    Property and equipment:

      Property and equipment consisted of the following at December 31, 1999 and December 26, 1998:

                                                            1999           1998
                                                         ----------     ----------

      Equipment                                          $1,269,015     $1,217,932
      Furniture and fixtures                                191,637        102,874
      Computer software                                     187,144        169,176
      Leasehold improvements                                154,344        109,512
      Construction in progress                               16,361        105,813
                                                         ----------     ----------

                                                          1,818,501      1,705,307

      Less accumulated depreciation and amortization      1,064,897        815,559
                                                         ----------     ----------

                                                         $  753,604     $  889,748
                                                         ==========     ==========


4.    Line of Credit Agreement:

      The Company maintains a $3,500,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictions, including those related to new borrowings, maximum debt to equity ratio, and minimum pretax income levels. Interest is variable at the bank's base rate plus .25% (8.5% at December 31, 1999 and 7.75% at December 26, 1998). At December 31, 1999 and December 26, 1998, the line was not being utilized and all $3.5 million was available to be borrowed.


5.    Long-term debt:

      Long-term debt consisted of the following at December 31, 1999 and December 26, 1998:

                                                                                 1999          1998
                                                                               ---------     ---------

      Borrowing under a $1,000,000 revolving credit agreement with a bank, interest at a variable rate (8.5% at December 31, 1999 and 7.75%
       at December 26, 1998), with principal and interest payable
       monthly through January 2001                                            $ 173,407     $ 334,279
                                                                               ---------     ---------

      Total Debt                                                                 173,407       334,279

      Less current portion                                                      (160,872)     (194,000)
                                                                               ---------     ---------

      Long-term portion                                                        $  12,535     $ 140,279
                                                                               =========     =========

The revolving credit agreement is collateralized in the same manner and subject to the same conditions as the line of credit agreement described in
Note 4.


6.    Income taxes:

      Income tax expense (benefit) consists of the following as of December 31, 1999 and December 26, 1998:

                                         1999          1998
                                       --------     ---------

        Current:

          Federal                      $320,000     $ 544,000
          State                          88,000       165,000
                                       --------     ---------

                                        408,000       709,000
                                       --------     ---------

        Deferred:

          Federal                        83,000      (110,000)
          State                          24,000       (32,000)
                                       --------     ---------

                                        107,000      (142,000)
                                       --------     ---------

          Total income tax expense     $515,000     $ 567,000
                                       ========     =========

      The actual income tax benefit differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:

                                                     1999     1998
                                                     ----     ----

      Computed expected income tax expense           34%      34%
      State income taxes, net of federal benefit      6%       6%
      Legal Settlement                                         5%
      Other                                          (1%)      1%
                                                     --       --

            Total income tax expense rate            39%      46%
                                                     ==       ==


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consist of the following at December 31, 1999 and December 26, 1998:

                                               1999         1998
                                             --------     --------

      Deferred tax assets:
        Inventory                            $ 74,773     $109,212
        Reserves                              107,002      207,660
        Compensation                           28,024       26,648
                                             --------     --------

            Total Deferred tax asset         $209,799     $343,520
                                             ========     ========

      Deferred tax liabilities:
        Depreciation                           49,709       76,740
                                             --------     --------

            Total Deferred Tax Liability     $ 49,709     $ 76,740
                                             ========     ========


7.    Common stock:

      The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, an Advisory Board Stock Option Plan, and a 1998 Employee Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vest at a rate of 20% per year, options granted under the 1998 Employee Stock Option Plan vest at a rate of 25% per year, and options granted under the other two plans vest immediately. Options granted under the 1984 Incentive Stock Option Plan, the Advisory Board Stock Option Plan, and the 1998 Employee Stock Option Plan expire after 10 years, while options granted under the 1993 Directors Stock Option Plan expire after 5 years. As of December 31, 1999, 230,000 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 1999 and 1998 is:

                                                  Number of     Weighted Average
                                                   Shares        Exercise Price
                                                  ---------     ----------------

      Outstanding at December 27, 1997             551,708           $1.74

      Issued during 1998                           181,000           $2.28

      Lapsed during 1998                          (223,072)          $1.36

      Exercised during 1998                       (125,668)          $1.30
                                                  --------

      Outstanding at December 26, 1998             383,968           $2.36

      Issued during 1999                            73,500           $2.65

      Lapsed during 1999                           (44,800)          $2.49

      Exercised during 1999                          7,200           $0.94

      Outstanding at December 31, 1999             405,468           $2.28
                                                  ========

      Shares exercisable at December 31, 1999      195,148
                                                  ========

      Shares exercisable at December 26, 1998      157,454
                                                  ========


      The weighted average fair value of options granted in 1999 and 1998 was $1.46 and $1.28, respectively and the range of exercise prices at December 31, 1999 is $0.50 to $4.52. The weighted average remaining contractual life of these options is approximately 7.2 years.

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

                                             1999                      1998
                                     ---------------------     ---------------------
                                        As          Pro           As          Pro
                                     Reported      Forma       Reported      Forma
                                     --------      -----       --------      -----

      Net income                     $798,078     $634,550     $671,150     $596,630

      Basic net income per share     $   0.16     $   0.13     $   0.15     $   0.14


      The fair value of stock options in the pro forma accounts for 1999 and 1998 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividend yield; expected volatility of 50%; risk-free interest rates of 6%; and expected life of 6 years. The following assumptions were used for grants in 1999: no dividend yield; expected volatility of 62%; risk free interest rate ranging from 5.17% to 6.48%; and expected life of 4 years.


8.    Receivable from shareholder:

      In May 1998, the Company sold 486,923 shares of common stock at a price of $3.25 per share to its chief executive officer (CEO). The shares were paid for with a 5.69% promissory note for $1,332,500 and cash in the amount of $250,000. Principal and interest under the note become payable in five years except that the payment obligation may be accelerated if the CEO's employment with the Company is terminated for any reason. In such event, the note becomes due within either 90 days or one year, depending upon the reason for termination. The note is collateralized by the purchased shares and the CEO's personal guaranty, limited to $200,000. The Company has the right to purchase some of the shares from the CEO at the initial purchase price of $3.25 per share. The repurchase right extends to 410,000 shares and lapses as to 25,625 shares for every three months of continued employment. The repurchase right lapses on May 1, 2002 if the CEO is still employed. The repurchase rights also lapse in certain other instances, including change in control of the Company as defined. Compensation expense is adjusted for increases or decreases in the market value of the common stock in excess of $3.25 per share for those shares relating to the unpaid nonrecourse portion of the promissory note. There was no adjustment to expense in 1999 and 1998.


9.    Commitments:

      The Company leases two facilities, including one from a related party, and various computer and office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to October 2000. Minimum lease payments over the fixed terms of these leases are $110,623, $7,447, $2,960 in years 2000, 2001, 2002, respectively. Rent expense was approximately $123,000 and $118,000 in 1999 and 1998, respectively, including approximately $60,000 and $65,000 to a related party.

      The Company manufactures a certain product line under an exclusive license agreement that requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was approximately $4,000 and $6,000 in 1999 and 1998, respectively.


10.   Employee benefit plan:

      The Company has adopted a 401(k) plan, which covers all eligible employees and includes a matching contribution by the Company. In 1995, the Company's Board of Directors voted to increase the Company's match from 40% of the first 5% of the employee's contribution, to 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were approximately $ 49,000 and $41,000 and in 1999 and 1998, respectively.


11.   Litigation:

      On April 21, 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in United States Bankruptcy Court for the Western District of Washington. The action was brought by Omega Environmental, Inc. for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the claim.

      Q&E LLC (a convenience store/retail petroleum operator) has filed suit against the Company and PEMCO Service Company, Inc. for damages allegedly arising in connection with a petroleum spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed the defense of the claim.


                              Index to Exhibits
                              -----------------

Exhibit No.     Description
-----------     -----------

3(i) Conformed copy of Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3(i) to the Company's Form 10-K for the fiscal year ended December 26, 1998.

3(ii) Bylaws of the Company, as amended to date, incorporated by reference to Exhibit 3(ii) to the Company's Form 10-K for the fiscal year ended December 26, 1998.

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

10.5 1998 Employee Stock Option Plan; incorporated by reference to Exhibit 10.4 to the Company's Form 10-QSB for the quarter ended March 28, 1998

10.6 1984 Incentive Stock Option Plan; incorporated by reference to Exhibit 6.5 of the Company's Form 1-A, filed June 19,
                1993, as amended, SEC File No. 24B-3429 ("Company's Form 1-
                A")

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

10.7            1993 Director Stock Option Plan, as amended

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

10.9 Advisory Board Stock Option Plan; incorporated by reference to Exhibit 6.6 of the Company's Form 1-A

10.10           Form of Confidentiality and Nondisclosure Agreement;
                incorporated by reference to Exhibit 6.11 of the Company's
                Form 1-A

10.11           Settlement Agreement and Mutual Release, dated May 13,
                1998, with John Knight; incorporated herein by reference to
                Exhibit 99.1 to the Company's Form 8-K, filed May 27, 1998

10.12           Settlement Agreement, dated August 25, 1998, between the
                Company and Hasstech, Inc.; incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-KSB for the fiscal year ended December 26, 1998

10.13           Lease Agreement with Apollo Development Corp., dated as of
                April 11, 1991; incorporated by reference to Exhibit 6.4 of the Company's Form 1-A

10.13A          Lease Extension Agreement, dated March 9, 2000 with Apollo
                Development Corp.

10.14           Lease Agreement with BJB Associates, dated June 21, 1994;
                incorporated by reference to Exhibit 10.4 of the Company's
                Form 10-KSB for the fiscal year ended December 31, 1994

10.14A          Addendum to Lease, executed March 20, 2000 with BJB
                Associates.

21              Subsidiaries of the Company

23              Consent of Accountants

27              Financial Data Schedule
