Form 10QSB
period 2000-04-01
INTELLIGENT CONTROLS INC
filed 2000-05-15
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended April 1, 2000

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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of April 30, 2000.

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

Results of Operations for Three Months Ended April 1, 2000:

For the three months ended April 1, 2000, sales decreased 43% to $2,498,317 compared to sales of $4,409,063 in the first three months of 1999. The decrease in revenue was primarily caused by a continued slowdown in sales of the Company's Fuel Management Systems (FMS) products.

Sales of FMS products decreased 55%, to $1,765,797, for the first quarter of 2000 as compared to the first quarter of 1999. The decrease is believed to reflect an overall reduction in petroleum equipment purchases, particularly sales through distributors. Sales for the first quarter of 1999 were very strong following record new orders during the second half of 1998. This late 1998 activity was spurred by increased demand from customers seeking to install automatic leak detection systems to meet the EPA-mandated December 22, 1998 compliance deadline.

Sales of power utility/predictive maintenance instruments increased 60% to $732,520 for the first three months of 2000 as compared the first three months of 1999. A sale of $150,000 to one customer contributed to this first quarter growth. The Company believes that electrical deregulation and growth in demand have led power utilities to recognize the advantages of remote monitoring of their power transmission and distribution infrastructure, utilizing the Company's circuit breaker monitors and load tap position indication products.

Gross margins declined to 49% in the first quarter of 2000 as compared to 56% for the first quarter of 1999. The decline in gross margin was primarily due to the reduction in sales volume resulting in production inefficiencies. Although the Company has taken steps to control overhead spending and has adjusted overall manufacturing expenses to better align with lower manufacturing volumes, inefficiencies have still adversely affected gross margin.

Operating expenses decreased 26%, or approximately $435,000, in the first quarter of 2000 as compared to the same period in 1999. Approximately one-half of the decrease results from lower sales commissions on reduced sales volume. Administrative and sales/marketing expenses also declined by 28%, while investment in research and development was 23% higher than in the first quarter of 1999.

Net income decreased from $505,057 in the first three months of 1999, to $28,906 in the first three months of 2000. The decrease was primarily due to decreased sales volumes and lower gross margin contribution. Reductions in SG & A and manufacturing spending enabled the Company to remain slightly profitable despite declining sales. The Company also continues to have low debt and significant interest income from its strong cash balance, which contributed $58,000 to pretax profits.

Liquidity and Capital Resources at April 1, 2000:

As of April 1, 2000 the Company had $4,594,044 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Year 2000 Issues

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The Company has not had to spend any additional money on Y2K compliance in the first quarter of 2000. The total cost of the Company's Y2K compliance effort has been approximately $80,000. The Company does not expect to incur any significant additional costs to address Y2K issues beyond what has already been incurred.

Forward-Looking Statements

The "Management's Discussion and Analysis" section of this report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Petroleum and Power Utility/Predictive Maintenance products, future adequacy of the Company's capital resources, and expected costs of Y2K compliance efforts. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for FMS products or Power Utility/Predictive Maintenance products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; unexpected costs associated with Y2K issues; and risks attendant to expansion of the Company's business through increased investment in product development, increased marketing and sales efforts, and future acquisitions.

                                   PART II

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


                                       INTELLIGENT CONTROLS, INC.
Date:  May 15, 2000                    By:  /s/ Andrew B. Clement
                                            -------------------------------
                                            Andrew B. Clement, Controller
                                            (on behalf of the Company and as
                                            principal financial officer)


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                  As of April 1, 2000 and December 31, 1999

                                               (unaudited)
                                                   2000             1999
                                               -----------      -----------

                                   ASSETS

Current Assets:
  Cash and cash equivalents                    $ 4,594,044      $ 4,980,805
  Accounts receivable, net of allowances of
   $122,000 in 2000 and $105,000 in 1999         1,807,240        1,488,414
  Inventories (Note 4)                           1,053,036        1,054,625
  Prepaid expenses and other current assets         95,501           89,976
  Income taxes receivable                           82,648          105,292
  Deferred income taxes                            209,799          209,799
                                               ----------------------------

      Total current assets                       7,842,268        7,928,911

Property and equipment, net (Note 3)               700,768          753,604
Other assets                                        36,528           36,033
                                               ----------------------------
      Total assets                             $ 8,579,564      $ 8,718,548
                                               ============================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $   387,359      $   461,560
  Accrued expenses                                 531,953          585,424
  Current portion of long-term debt                133,189          160,872
                                               ----------------------------

      Total current liabilities                  1,052,501        1,207,856

Long-term debt, net of current portion                               12,535

Deferred income taxes                               49,709           49,709

Commitments

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares
   authorized 5,061,123 shares issued at
   April 1, 2000 and at December 31, 1999        7,606,818        7,585,534
  Retained earnings                              1,966,180        1,937,274
  Receivable from stockholder                   (1,484,988)      (1,463,704)
  Treasury stock, 321,724 shares at
   April 1, 2000 and at December 31, 1999         (610,656)        (610,656)
                                               ----------------------------

      Total stockholders' equity                 7,477,354        7,448,448
                                               ----------------------------
      Total liabilities and stockholders'
       equity                                  $ 8,579,564      $ 8,718,548
                                               ============================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)
     For the Three Month Periods Ended April 1, 2000 and March 27, 1999

                                                    2000            1999
                                                    ----            ----

Net sales                                        $2,498,317      $4,409,063

Cost of sales                                     1,266,886       1,947,442
                                                 --------------------------

Gross profit                                      1,231,431       2,461,621

Operating expenses:
  Selling, general and administrative               894,320       1,391,160
  Research and development                          328,889         266,801
                                                 --------------------------

                                                  1,223,209       1,657,961
                                                 --------------------------

Operating income                                      8,222         803,660

Other income (expense)
  Interest Income                                    58,600          65,109
  Other (expense)                                   (18,416)        (26,712)
                                                 --------------------------

                                                     40,184          38,397
                                                 --------------------------

Income before income tax expense                     48,406         842,057

Income tax expense                                   19,500         337,000
                                                 --------------------------

Net income                                       $   28,906      $  505,057
                                                 ==========================

Net income per share basic and diluted (Note 2)  $     0.01      $     0.10
                                                 ==========================

Weighted average common shares outstanding
 (Note 2)                                         4,739,399       4,928,637
                                                 ==========================

Weighted average common and common equivalent
 shares outstanding (Note 2)                      4,751,040       4,964,192
                                                 ==========================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)
      For the Three Month Periods Ended April 1, 2000 and March 27, 1999

                                                         2000             1999
                                                         ----             ----

Cash flows from operating activities:
  Net income                                         $   28,906      $  505,057
  Adjustments to reconcile net income to net cash
   (Used) provided by operating activities:
    Depreciation and amortization                        82,241          61,108
    Interest on receivable to stockholder               (21,284)        (18,354)
    Loss on disposal of property plant & equipment                          398
    Changes in assets and liabilities:
      Accounts receivable, net                         (318,826)        461,990
      Inventories                                         1,589        (249,482)
      Prepaid expenses and other current assets          (5,525)         (3,967)
      Income tax receivable                              22,644
      Income tax payable                                                (78,152)
      Accounts payable and accrued expenses            (127,672)       (219,228)
      Other assets                                         (495)           (902)
                                                     --------------------------

  Net cash (used) provided by operating activities     (338,422)        458,468
                                                     --------------------------

Cash flows from investing activities:
  Capital expenditures                                  (29,405)        (45,295)
                                                     --------------------------

  Net cash used by investing activities                 (29,405)        (45,295)
                                                     --------------------------

Cash flows from financing activities:
  Repayment of long-term debt                           (40,218)        (40,218)
  Issuance of common stock, net                          21,284             454
  Acquisition of treasury stock                                         (55,229)
                                                     --------------------------

  Net cash used by financing activities                 (18,934)        (94,993)
                                                     --------------------------

Net increase (decrease) in cash                        (386,761)        318,180

Cash and cash equivalents at beginning of period      4,980,805       4,202,084
                                                     --------------------------

Cash and cash equivalents at end of period           $4,594,044      $4,520,264
                                                     ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $    3,487      $    6,226
    Income taxes                                                     $  415,152

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

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

                              Net Income       Common Shares      Earnings
                              (Numerator)      (Denominator)      Per Share
                              -----------      -------------      ---------

Three Months Ended April 1, 2000
--------------------------------

Basic earnings per share       $ 28,906          4,739,399         $0.01
Dilutive potential shares                           11,641
                               -----------------------------------------
Diluted earnings per share     $ 28,906          4,751,040         $0.01
                               =========================================

Three Months Ended March 27, 1999
---------------------------------

Basic earnings per share       $505,057          4,928,637         $ .10
Dilutive potential shares                           35,555
                               -----------------------------------------
Diluted earnings per share     $505,057          4,964,192         $ .10
                               =========================================

3.    Property and Equipment

      Property and equipment at cost as of April 1, 2000 and December 31, 1999 consisted of the following:

                                                 (Unaudited)
                                                     2000            1999
                                                 -----------         ----

Leasehold improvements                            $  154,344      $  154,344
Equipment                                          1,290,320       1,269,015
Computer software                                    196,178         187,144
Furniture and fixtures                               191,636         191,637
Construction in progress                              15,428          16,361
                                                  --------------------------
                                                   1,847,906       1,818,501

Less accumulated depreciation and amortization     1,147,138       1,064,897
                                                  --------------------------
                                                  $  700,768      $  753,604
                                                  ==========================

4.    Inventories

      Inventories as of April 1, 2000 and December 31, 1999 consisted of the following:

                                             (Unaudited)
                                                 2000            1999
                                              ----------         ----

Raw Material                                  $  576,281      $  549,801
Work in Progress                                 131,060         155,853
Finished Goods                                   345,695         348,971
                                              --------------------------

                                              $1,053,036      $1,054,625
                                              ==========================

5.    Legal Proceedings

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

6.    New Accounting Pronouncements

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "SAB 101" "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's financial condition or results of operations.

                              Index to Exhibits

Exhibit No.      Description
-----------      -----------

    27           Financial Data Schedule