Form 10QSB
period 2000-07-01
INTELLIGENT CONTROLS INC
filed 2000-07-28
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended July 1, 2000

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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of June 30, 2000.

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

Results of Operations for Six Months Ended July 1, 2000:

For the six months ended July 1, 2000, sales decreased 37% to $4,777,818 compared to sales of $7,641,489 in the first six months of 1999. The decrease in revenue was caused by lower sales of the Company's Fuel Management Systems (FMS) products, offset by increased sales of the Company's power utility/predictive maintenance products.

Sales of FMS products decreased 48% to $3,505,458 for the first half of 2000, compared to sales of $6,796,272 during the first half of 1999. The decrease reflects an industry-wide slowdown in petroleum equipment purchases by gasoline retailers. Sales for the first quarter of 1999 were very strong following record new orders during the second half of 1998. This late 1998 activity was spurred by increased demand from customers seeking to install automatic leak detection systems to meet the EPA-mandated December 22, 1998 compliance deadline. Current sales level are more reflective of the business levels which existed prior to the compliance driven market of late 1997 through early 1999. The Company believes that demand has been depressed further by high gasoline prices that have negatively affected margins and created uncertainty at the retail operator level.

Sales of power utility/predictive maintenance instruments increased 51% to $1,272,360 for the first half of 2000, as compared to sales of $845,217 for the first half of 1999. A $150,000 sale to one customer in the first quarter of 2000 contributed to this growth. The Company believes that electrical deregulation and growth in electricity demand have encouraged power utilities to invest in remote monitoring of their power transmission and distribution infrastructure, resulting in increased demand for the Company's circuit breaker monitors and load tap position indication products.

Gross margins declined to 49% in the first six months of 2000 as compared to 54% for the same period in 1999. The decline in gross margin was primarily due to the reduction in sales volume resulting in production inefficiencies, despite continued reductions in overall manufacturing expenses.

Operating expenses decreased 22%, or approximately $680,000, in the first six months of 2000 as compared to the same period in 1999. A 41% decrease in sales commission expense due to reduced sales volume, as well as a 31% decline in administrative and sales/marketing expenses contributed to the overall reduction. The Company continues to invest in new product development in order to broaden its product offerings and expand sales of similar technologies into new applications and industrial markets. Spending on research and development was 18% higher in the first half of 2000 than in the first half of 1999.

Net income decreased from $714,906 in the first half of 1999, to $57,140 for the same period of 2000. The decrease was primarily due to decreased sales volumes and lower gross margin contribution. Reductions in SG & A and manufacturing expenses enabled the Company to remain profitable despite declining sales. The Company also continues to have low debt and significant interest income from its strong cash balance, which contributed approximately $134,000 to pretax profits.

Liquidity and Capital Resources at July 1, 2000:

As of July 1, 2000 the Company had $5,018,918 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Year 2000 Issues

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The Company has not has not incurred any additional expense for Y2K compliance in the first half of 2000, and does not expect to incur any material Y2K-related expense in the future.

Forward-Looking Statements

The "Management's Discussion and Analysis" section of this report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to market demand and trends regarding FMS and power utility/predictive maintenance products, future adequacy of the Company's capital resources, and expected costs of Y2K compliance efforts. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for FMS products or power utility/predictive maintenance products, owing to competition, regulatory changes, or changes in the general economic conditions; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; unexpected costs associated with Y2K issues; and risks attendant to expansion of the Company's business through increased investment in product development, increased marketing and sales efforts, and future acquisitions.

                                   PART II

ITEM 4.  SUBBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 2, 2000. At the meeting the following matters were voted upon by shareholders. All matters were approved as indicated:

1. To fix the number of directors at five and to re-elect Alan Lukas, George E. Hissong, Paul F. Walsh, Charles D. Yie, and Roger E. Brooks to the Board of Directors.

                                      Withheld
                                      Authority
                          For            For           Total
                          ---         ---------        -----

Alan Lukas             4,258,596        1,393        4,259,989
George E. Hissong      4,258,596        1,393        4,259,989
Paul F. Walsh          4,258,596        1,393        4,259,989
Charles D. Yie         4,258,596        1,393        4,259,989
Roger E. Brooks        4,258,496        1,493        4,259,989

2. To ratify the re-appointment of PricewaterhouseCoopers, LLP as independent accountants to the Company for the fiscal year ending December 31, 2000.

               For         Against      Abstain      Broker non-vote
               ---         -------      -------      ---------------

            4,256,050        739         3,200              0

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

                                       INTELLIGENT CONTROLS, INC.

Date:  July 28, 2000                   By:  /s/ Andrew B. Clement
                                            Andrew B. Clement, Controller
                                           (on behalf of the Company and as
                                            principal financial officer)


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                  As of July 1, 2000 and December 31, 1999

                                   ASSETS

                                                 (unaudited)
                                                    2000            1999
                                                 -----------        ----

Current Assets:
  Cash and cash equivalents                      $5,018,918      $4,980,805
  Accounts receivable, net of allowances of
   $150,000 in 2000 and $105,000 in 1999          1,342,194       1,488,414
  Inventories (Note 4)                            1,212,852       1,054,625
  Prepaid expenses and other current assets          57,782          89,976
  Income taxes receivable                            64,148         105,292
  Deferred income taxes                             209,799         209,799
                                                 --------------------------

      Total current assets                        7,905,693       7,928,911

Property and equipment, net (Note 3)                664,801         753,604
Other assets                                         37,707          36,033
                                                 --------------------------
      Total assets                               $8,608,201      $8,718,548
                                                 ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income taxes payable
  Accounts payable                               $  511,542      $  461,560
  Accrued expenses                                  448,391         585,424
  Current portion of long-term debt                  92,971         160,872
                                                 --------------------------

      Total current liabilities                   1,052,904       1,207,856

Long-term debt, net of current portion                               12,535

Deferred income taxes                                49,709          49,709

Commitments

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares
   authorized 5,061,123 shares issued at
   July 1, 2000 and at December 31, 1999          7,627,871       7,585,534
  Retained earnings                               1,994,414       1,937,274
  Receivable from stockholder                    (1,506,041)     (1,463,704)
  Treasury stock, 321,724 shares at
   July 1, 2000 and at December 31, 1999           (610,656)       (610,656)
                                                 --------------------------

      Total stockholders' equity                  7,505,588       7,448,448
                                                 --------------------------
      Total liabilities and stockholders'
       equity                                    $8,608,201      $8,718,548
                                                 ==========================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)

                                             Three Months Ended           Six Months Ended
                                          ------------------------    ------------------------
                                            July 1        June 26       July 1        June 26
                                             2000          1999          2000          1999
                                            ------        -------       ------        -------

Net sales                                 $2,279,502    $3,232,426    $4,777,818    $7,641,489

Cost of sales                              1,162,663     1,566,587     2,429,552     3,514,029
                                          ----------------------------------------------------

Gross profit                               1,116,839     1,665,839     2,348,266     4,127,460

Operating expenses:
  Selling, general and administrative        824,796     1,104,595     1,719,114     2,495,755
  Research and development                   300,875       265,956       629,764       532,757
                                          ----------------------------------------------------

                                           1,125,671     1,370,551     2,348,878     3,028,512
                                          ----------------------------------------------------

Operating (loss) income                       (8,832)      295,288          (612)    1,098,948

Other income (expense)
  Interest income                             75,615        78,900       134,215       144,010
  Other (expense)                            (20,046)      (23,239)      (38,463)      (49,952)
                                          ----------------------------------------------------

                                              55,569        55,661        95,752        94,058
                                          ----------------------------------------------------

Income before income tax expense              46,737       350,949        95,140     1,193,006

Income tax expense                            18,500       141,100        38,000       478,100
                                          ----------------------------------------------------

Net income                                $   28,237    $  209,849    $   57,140    $  714,906
                                          ====================================================

  Net income per share basic (Note 2)     $     0.01    $     0.04    $     0.01    $     0.15
  Net income per share diluted (Note 2)   $     0.01    $     0.04    $     0.01    $     0.14

  Weighted average common shares
   outstanding (Note 2)                    4,739,399     4,892,072     4,739,399     4,910,354
                                          ====================================================

  Weighted average common and common
   equivalent shares outstanding
   (Note 2)                                4,746,133     4,950,493     4,747,474     4,957,252
                                          ====================================================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)
       For the Six Month Periods Ended July 1, 2000 and June 26, 1999

                                                           2000            1999
                                                           ----            ----

Cash flows from operating activities:
  Net income                                            $   57,140      $  714,906
  Adjustments to reconcile net income to net cash
   (Used) provided by operating activities:
    Depreciation and amortization                          162,101         141,191
    Interest on receivable to stockholder                  (42,337)        (39,764)
    Loss on disposal of property plant & equipment
    Changes in assets and liabilities:
      Accounts receivable, net                             146,220       1,157,750
      Inventories                                         (158,227)        (82,834)
      Prepaid expenses and other current assets             32,194          50,429
      Income tax receivable                                 41,144
      Income tax payable                                                   (41,972)
      Accounts payable and accrued expenses                (87,051)       (707,800)
      Other assets                                          (1,674)         (2,080)
                                                        --------------------------

  Net cash provided by operating activities                149,510       1,189,826
                                                        --------------------------

Cash flows from investing activities:
  Capital expenditures                                     (73,298)        (96,035)
                                                        --------------------------

  Net cash used by investing activities                    (73,298)        (96,035)
                                                        --------------------------

Cash flows from financing activities:
  Repayment of long-term debt                              (80,436)        (80,436)
  Issuance of common stock, net                             42,337             454
  Acquisition of treasury stock                                           (247,923)
                                                        --------------------------

  Net cash used by financing activities                    (38,099)       (327,905)
                                                        --------------------------

Net increase in cash                                        38,113         765,886

Cash and cash equivalents at beginning of period         4,980,805       4,202,084
                                                        --------------------------

Cash and cash equivalents at end of period              $5,018,918      $4,967,970
                                                        ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $    6,278      $   11,784
    Income taxes                                                        $  320,000

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

      It is suggested that the financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

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

                                          Net Income     Common Shares    Earnings
                                          (Numerator)    (Denominator)    Per Share
                                          -----------    -------------    ---------

      Three Months Ended July 1, 2000
      -------------------------------

      Basic earnings per share            $ 28,237         4,739,399        $0.01
      Dilutive potential shares                                6,734
                                          ---------------------------------------
      Diluted earnings per share          $ 28,237         4,746,133        $0.01
                                          =======================================

      Six Months Ended July 1, 2000
      -----------------------------

      Basic earnings per share            $ 57,140         4,739,399        $0.01
      Dilutive potential shares                                8,075
                                          ---------------------------------------
      Diluted earnings per share          $ 57,140         4,747,474        $0.01
                                          =======================================

      Three Months Ended June 26, 1999
      --------------------------------

      Basic earnings per share            $209,849         4,892,072        $ .04
      Dilutive potential shares                               58,421
                                          ---------------------------------------
      Diluted earnings per share          $209,849         4,950,493        $ .04
                                          =======================================

      Six Months Ended June 26, 1999
      ------------------------------

      Basic earnings per share            $714,906         4,910,354        $ .15
      Dilutive potential shares                               46,898
                                          ---------------------------------------
      Diluted earnings per share          $714,906         4,957,252        $ .14
                                          =======================================

3.    Property and Equipment

      Property and equipment at cost as of July 1, 2000 and December 31, 1999 consisted of the following:

                                                   (Unaudited)
                                                      2000            1999
                                                   -----------        ----

Leasehold improvements                             $  154,344      $  154,344
Equipment                                           1,290,320       1,269,015
Computer software                                     197,368         187,144
Furniture and fixtures                                191,636         191,637
Construction in progress                               58,131          16,361
                                                   --------------------------
                                                    1,891,799       1,818,501

Less accumulated depreciation and amortization      1,226,998       1,064,897
                                                   --------------------------
                                                   $  664,801      $  753,604
                                                   ==========================

4.    Inventories

      Inventories as of July 1, 2000 and December 31, 1999 consisted of the following:

                                                   (Unaudited)
                                                      2000            1999
                                                   -----------        ----

Raw Material                                       $  678,171      $  549,801
Work in Progress                                      299,480         155,853
Finished Goods                                        235,201         348,971
                                                   --------------------------
                                                   $1,212,852      $1,054,625
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

      Q&E LLC (a convenience store/retail petroleum operator) has filed suit against the Company and PEMCO Service Company, Inc. for damages allegedly arising in connection with a gasoline spill. The damages claimed are $1,000,000. The Company's insurance carrier has assumed defense of the claim.

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