Form 10QSB
period 2000-09-30
INTELLIGENT CONTROLS INC
filed 2000-11-14
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of September 30, 2000.

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

Results of Operations for Nine Months Ended September 30, 2000:

For the nine months ended September 30, 2000, sales decreased 28% to $7,327,262 compared to sales of $10,225,390 for the same period of 1999. The decrease in revenue was caused by lower sales of the Company's fuel management systems (FMS) products, offset by increased sales of the Company's power reliability systems (PRS)/predictive maintenance products.

Sales of FMS products decreased 41% to $5,307,507 for the first nine months of 2000, compared to sales of $9,041,159 during the first nine months of 1999. The decrease reflects a continued industry-wide slowdown in petroleum equipment purchases by gasoline retailers. As previously reported, sales for the first quarter of 1999 were very strong following record new orders during the second half of 1998. This late 1998 activity was spurred by increased demand from customers seeking to install automatic leak detection systems to meet the EPA-mandated December 22, 1998 compliance deadline. Current sales levels are more reflective of the business levels that existed prior to the compliance-driven market of late 1997 through early 1999. The Company believes that petroleum equipment demand has been depressed further by high gasoline prices that have negatively affected margins and created uncertainty at the retail operator level.

Sales of power utility/predictive maintenance instruments increased 71% to $2,019,755 for the first three quarters of 2000, as compared to sales of $1,184,232 for the same period of 1999. Two orders, totaling $250,000, shipped to one customer in the first and third quarters of 2000 contributed to this growth. The Company believes that electrical deregulation and growth in electricity demand have encouraged power utilities to invest in remote monitoring of their power transmission and distribution infrastructure, resulting in increased demand for the Company's circuit breaker monitors and load tap position indication products.

Gross margins declined to 51% in the first nine months of 2000 as compared to 53% for the same period in 1999. The decline in gross margin was primarily due to production inefficiencies resulting from lower sales. The negative effect of these production inefficiencies was partially offset by a 21% overall reduction in manufacturing expenses and a 42% reduction in warranty scrap.

Operating expenses decreased 18%, or approximately $794,000, in the first nine months of 2000 as compared to the same period in 1999. A 32% decrease in sales commission expense due to lower sales volume, a 48% decrease in warranty service expense resulting from improved product reliability, as well as a 13% decline in administrative and sales/marketing expenses contributed to the overall reduction. The Company continues to invest in new product development in order to broaden its product offerings and expand sales of similar technologies into new applications and general industrial markets. Spending on research and development was 6% higher in the first nine months of 2000 than in the first nine months of 1999.

Net income decreased from $802,884 in the first nine months of 1999, to $254,117 for the same period of 2000. The decrease was primarily due to decreased sales volumes and lower gross margin contribution. Reductions in SG & A, warranty and manufacturing expenses enabled the Company to remain profitable despite declining sales. The Company also continues to have low debt and significant interest income from its strong cash balance, which contributed approximately $212,000 to pretax profits.

Liquidity and Capital Resources at September 30, 2000:

As of September 30, 2000 the Company had $5,192,232 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Year 2000 Issues

Year 2000 (Y2K) issues arise from the inability of some computer-based systems to properly recognize and process dates after December 31, 1999. The Company has not incurred any additional expense for Y2K compliance in the first nine months of 2000, and does not expect to incur any material Y2K-related expense in the future.

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

ITEM 1.   LEGAL PROCEEDINGS

See note 5 to Financial Statements

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

                                       INTELLIGENT CONTROLS, INC.
Date:  November 14, 2000               By:  /s/ Andrew B. Clement
                                            ---------------------
                                            Andrew B. Clement, Controller
                                            (on behalf of the Company and as
                                            principal financial officer)


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
               As of September 30, 2000 and December 31, 1999

                                   ASSETS

                                                  (unaudited)
                                                     2000           1999
                                                   ------------------------

  Current Assets:
  Cash and cash equivalents                        $5,192,232    $4,980,805
  Accounts receivable, net of allowances of
   $200,000 in 2000 and $105,000 in 1999            1,555,006     1,488,414
  Inventories (Note 4)                              1,214,096     1,054,625
  Prepaid expenses and other current assets           105,081        89,976
  Income taxes receivable                                   0       105,292
  Deferred income taxes                               209,799       209,799
                                                   ------------------------
      Total current assets                          8,276,214     7,928,911

Property and equipment, net (Note 3)                  611,154       753,604
Other assets                                           38,885        36,033
                                                   ------------------------
      Total assets                                 $8,926,253    $8,718,548
                                                   ========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Income taxes payable                             $  105,845
  Accounts payable                                    542,130    $  461,560
  Accrued expenses                                    473,252       585,424
  Current portion of long-term debt                    52,753       160,872
                                                   ------------------------

      Total current liabilities                     1,173,981     1,207,856

Long-term debt, net of current portion                               12,535

Deferred income taxes                                  49,709        49,709


Commitments

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares
   authorized 5,061,123 shares issued at
   September 30, 2000 and  at December 31, 1999     7,648,923     7,585,534
  Retained earnings                                 2,191,391     1,937,274
  Receivable from stockholder                      (1,527,094)   (1,463,704)
  Treasury stock, 321,724 shares at
   September 30, 2000 and at December 31, 1999       (610,656)     (610,656)
                                                   ------------------------

      Total stockholders' equity                    7,702,563     7,448,448
                                                   ------------------------
       Total liabilities and stockholders'
        equity                                     $8,926,253    $8,718,548
                                                   ========================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                      STATEMENTS OF INCOME (unaudited)

                                                   Three Months Ended              Nine Months Ended
                                              September 30    September 25    September 30    September 25
                                              ------------------------------------------------------------
                                                 2000          1999          2000           1999
Net sales                                     $2,549,442    $2,583,901    $7,327,262    $10,225,390

Cost of sales                                  1,175,622     1,273,252     3,605,317      4,787,279
                                              -----------------------------------------------------

Gross profit                                   1,373,820     1,310,649     3,721,945      5,438,111

Operating expenses:
  Selling, general and administrative            821,202       891,096     2,540,317      3,386,851
  Research and development                       279,679       324,457       909,689        857,214
                                              -----------------------------------------------------

                                               1,100,881     1,215,553     3,450,006      4,244,065
                                              -----------------------------------------------------

Operating income                                 272,939        95,096       271,939      1,194,046

Other income (expense)
  Interest income, net                            77,903        81,526       212,117        225,536
  Other (expense)                                (23,476)      (31,647)      (61,939)       (81,598)
                                              -----------------------------------------------------

                                                  54,427        49,879       150,178        143,938
                                              -----------------------------------------------------

Income before income tax expense                 327,366       144,975       422,117      1,337,984

Income tax expense                               130,000        57,000       168,000        535,100
                                              -----------------------------------------------------

Net income                                    $  197,366    $   87,975    $  254,117    $   802,884
                                              =====================================================
  Net income per share basic (Note 2)         $     0.04    $     0.02    $     0.05    $      0.16
  Net income per share diluted (Note 2)       $     0.04    $     0.02    $     0.05    $      0.16

Weighted average common shares outstanding
 (Note 2)                                      4,739,399     4,904,397     4,739,399      4,887,513
                                              =====================================================
Weighted average common and
 common equivalent shares outstanding
 (Note 2)                                      4,745,023     4,939,520     4,745,881      4,930,385
                                              =====================================================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.

                    STATEMENTS OF CASH FLOWS (unaudited)

  For the Nine Month Periods Ended September 30, 2000 and September 25, 1999

                                                           2000            1999
                                                           --------------------

Cash flows from operating activities:
  Net income                                            $  254,117      $  802,884
  Adjustments to reconcile net income to net
   cash (Used) provided by operating activities:
    Depreciation and amortization                          237,935         222,898
    Interest on receivable to stockholder                  (63,390)        (65,776)
    Loss on disposal of property plant & equipment
    Changes in assets and liabilities:
      Accounts receivable, net                             (66,592)      1,648,038
      Inventories                                         (159,471)        (25,387)
      Prepaid expenses and other current assets            (15,105)         15,009
      Income tax receivable                                105,292
      Income tax payable                                   105,845        (280,271)
      Accounts payable and accrued expenses                (31,602)     (1,079,401)
      Other assets                                          (2,852)         (3,259)
                                                        --------------------------

Net cash provided by operating activities                  364,177       1,234,735
                                                        --------------------------

Cash flows from investing activities:
  Capital expenditures                                     (95,485)       (135,060)
                                                        --------------------------

  Net cash used by investing activities                    (95,485)       (135,060)
                                                        --------------------------

Cash flows from financing activities:
  Repayment of long-term debt                             (120,654)       (120,654)
  Issuance of common stock, net                             63,389             454
  Acquisition of treasury stock                                           (371,001)
                                                        --------------------------

  Net cash used by financing activities                    (57,265)       (491,201)
                                                        --------------------------

Net increase in cash                                       211,427         608,474

Cash and cash equivalents at beginning of period         4,980,805       4,202,084
                                                        --------------------------

Cash and cash equivalents at end of period              $5,192,232      $4,810,558
                                                        ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $    6,278      $   16,705
    Income taxes                                        $   35,500      $  916,000


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

                                         Net Income     Common Shares     Earnings
                                         (Numerator)    (Denominator)    Per Share
                                         -----------    -------------    ---------
Three Months Ended September 30, 2000
-------------------------------------

Basic earnings per share                   $197,366       4,739,399        $0.04
Dilutive potential shares                                     5,624
                                           ------------------------
Diluted earnings per share                 $197,366       4,745,023        $0.04
                                           =====================================

Nine Months Ended September 30, 2000
------------------------------------

Basic earnings per share                   $254,117       4,739,399        $0.05
Dilutive potential shares                                     6,482
                                           ------------------------
Diluted earnings per share                 $254,117       4,745,881        $0.05
                                           =====================================
Three Months Ended September 25, 1999
-------------------------------------

Basic earnings per share                   $87,975        4,904,397        $0.02
Dilutive potential shares                        -           35,123
                                           ------------------------
Diluted earnings per share                 $87,975        4,939,520        $0.02
                                           =====================================
Nine Months Ended September 25, 1999
------------------------------------

Basic earnings per share                   $802,884       4,887,513        $0.16
Dilutive potential shares                         -          42,871
                                           ------------------------
Diluted earnings per share                 $802,884       4,930,385        $0.16
                                           =====================================

3.    Property and Equipment

      Property and equipment at cost as of September 30, 2000 and December 31, 1999 consisted of the following:


                                                  (Unaudited)
                                                     2000            1999
                                                  --------------------------

Leasehold improvements                            $  154,344      $  154,344
Equipment                                          1,301,228       1,269,015
Computer software                                    207,008         187,144
Furniture and fixtures                               191,636         191,637
                                                  --------------------------
Construction in progress                              59,770          16,361
                                                   1,913,986       1,818,501

Less accumulated depreciation and amortization     1,302,832       1,064,897
                                                  --------------------------
                                                  $  611,154      $  753,604
                                                  ==========================

4.    Inventories

      Inventories as of September 30, 2000 and December 31, 1999 consisted of the following:

                                                  (Unaudited)
                                                     2000            1999
                                                  --------------------------

Raw Material                                      $  778,932      $  549,801
Work in Progress                                     320,023         155,853
Finished Goods                                       115,141         348,971
                                                  --------------------------

                                                  $1,214,096      $1,054,625
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

The Company in April 2000 filed an arbitration action against Practical Tank Management (PTM) and its parent company FFP Marketing Company, INC. and an affiliate FFP, LP, which guaranteed the debt of PTM. INCON seeks relief in the amount of $62,193, as the unpaid balance for goods delivered to PTM. PTM and FFP have filed counterclaims seeking $5 million for lost business opportunity and other damages resulting from the delivery, during the period of 1996 to 1999, of allegedly defective products by INCON. The Company believes the business opportunity claim to be without merit, and intends to pursue its claim and defend against the counterclaims. The arbitrators have been selected and the arbitration hearing is expected to take place during the first calendar quarter of 2001.

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