Form 10KSB
period 2000-12-31
INTELLIGENT CONTROLS INC
filed 2001-04-02
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000


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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $9,941,378

The aggregate market value of common stock held by non-affiliates as of March 9, 2001 was $1,819,905.

There were 5,061,123 shares of common stock of the issuer outstanding as of March 9, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held in June 2001.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                      ---    ---

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Intelligent Controls, Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. INCON designs, manufactures, and sells electronic measurement systems and software to the petroleum and power utility industries as well as for general level measurement, monitoring and predictive maintenance applications. The Company's products, including related applications and communication software, enable the users to detect leaks, measure liquid levels, and to perform general and predictive maintenance monitoring and protection of equipment, for position indication and as an early indicator of wear and potential failure. The table below summarizes sales for these product lines over the past three years.

                          NET SALES BY PRODUCT LINE
                           (Dollars In Thousands)


                                     2000              1999               1998
                               --------------     --------------     --------------

Petroleum (ATG):
  OEMs                         $   12       0%    $   337      3%    $   451      3%
  End Users                     7,429      75%     10,867     84%     14,409     89%

    Total ATG:                  7,441              11,204             14,860

Utility and Other
  Power Utility                 2,260      23%      1,534     12%      1,237      7%
  General Instrument              240       2%        167      1%        101      1%
                               ------             -------            -------
    Total Utility and Other     2,500               1,701              1,338

      TOTAL NET SALES          $9,941     100%    $12,905    100%    $16,198    100%
                               ======             =======            =======


Petroleum Equipment Products

INCON manufactures electronic instruments and software for use at retail gasoline stations and gasoline/convenience stores. The products are also utilized in other locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground storage tanks ("ASTs"), including large private fleets, government agencies, municipalities, and fuel distribution companies. The products include automatic tank gauges (some with remote communications features), dedicated leak detectors, liquid level sensors, line leak detectors, user interface software, and various accessories, all of which can be used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"). They also provide important information for the tank owner to manage fuel inventories on a real-time basis. The manufacturing process for these and other INCON products consists of basic mechanical and electronic assembly, the embedding of software into the electronics and the duplication of CDs that include the company's client/server remote monitoring and polling software.

INCON's automatic tank gauge ("ATG") systems consist of wall-mounted electronic consoles, tank-mounted liquid level sensors, leak sensors, user interface software, remote monitoring and polling software and associated accessories. The systems provide very accurate measurement of inventory (gasoline or other liquid) in a UST or AST. INCON tank gauges also perform leak tests to determine whether product is escaping from the tank. ATG systems can also monitor a wide variety of sensors which may be located between the walls of double walled tanks, in sumps, under dispensers, or in other locations where leaking product might collect.

The Company's electronic Line Leak Detector ("LLD") monitors the pressurized pipe between the submersible pump (located in the tank) and the dispenser (gas pump). The product meets pipeline-monitoring requirements imposed by EPA regulations and is an updated technology that can replace mechanical line leak detectors. The LLD can interface with an ATG or operate as a stand-alone device. Since its original 1995 introduction, the LLD product has been enhanced, and the Company was granted Patent No. 5,918,268 for its invention. In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to customize a system for specific customer applications, allow the system to sense leaks and measure fuel inventory levels in many different locations, and simplify installation. The Company assembles some of these products, while others are fabricated by outside contractors to INCON specifications.

The Company's liquid level sensors are based on magnetostrictive position measurement technology that is widely proven in the industry. The manufacturing of its own probes has given INCON control of product quality and significantly reduced the overall cost of this component to the Company. In most cases, each UST or AST requires a liquid level sensor. INCON's ATG consoles will support from one to eight liquid level sensors. The average North American retail gasoline station or gasoline/convenience store has three USTs, while sites overseas may have five to eight USTs.

In 1998 the Company introduced a new ATG product line, the 1001 and 2001 models, marketed under the Company's Tank Sentinel registered trademark. They were designed as the new generation product to replace INCON's model 1000 and 2000 series. These units have optional internal fax modem communications capability and were designed to be easy to use and upgrade, providing greater flexibility for the operator. The Company believes they provide more overall capability than any other tank gauge in their price range, as well as upgraded display, printer, and keyboard functions. This contrasts to some competitive models that cannot be upgraded, or require very expensive additional modules to accommodate needed features. The 1001 model can accommodate four liquid level sensor inputs and the 2001 model accommodates eight. The 1001 and 2001 models are designed to be cost-effective to manufacture and incorporate a large number of common components.

Starting in 1998, the Company has been actively developing software product capability that can be offered alone, or in combination with INCON hardware products. This capability will allow probe users to efficiently integrate an overall system using equipment and software modules, which can interface with their established or developing business information systems. This software, originally called System Sentinel Version 1.0, was released starting in February 1999 followed by System Sentinel Version 2.0 released in November 1999. As part of the November release, the Company also introduced a Dispenser Interface Module ("DIM") which in conjunction with System Sentinel Software allows a multiple site operator to automatically reconcile sales to inventory in the tanks. Such a capability is important for business management and also automates a reporting requirement under EPA regulations. In October 2000, the Company introduced System Sentinel AnyWare, an Internet version of System Sentinel 2.0. This innovative package enables a geographically diverse and mobile organization to manage fuel inventory and compliance through any combination of pagers, laptop PCs and personal digital assistants ("PDA's").

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

The demand for ATGs and LLDs domestically had been strong in 1997, 1998 and early 1999, bolstered by EPA and state regulations that require owners of USTs to monitor tanks and related lines for leaks. In addition to more sophisticated and automated techniques (such as automatic tank gauging), the EPA regulations permit the use of inventory reconciliation and manual (dip stick) testing as a means of compliance. Although less expensive, these methods do not provide for accurate inventory measurement and control and are also subject to personnel variables affecting manual stick readings and data recording. INCON's management believes that UST owners will continue to automate both inventory and leak detection systems to ensure accuracy and reduce dependence on trained personnel. Moreover, leak detection requirements may become more stringent in the future, for expample, due to heightened concerns about MTBE contamination of groundwater. After December 22, 1998, inventory reconciliation and manual testing is permissible only
(i) during the first ten years after a tank is newly installed or upgraded in accordance with EPA performance standards or (ii) in the case of small tanks having less than 550 gallons of capacity.

All tanks had to meet EPA performance standards by December 1998, and management believes this strengthened the market for ATGs and LLDs during early 1999 as a certain amount of carryover activity took place. New gasoline and convenience store expansion has continued, due to growth in the economy and upgrading of acquired sites by larger, more aggressive convenience store marketers. Construction demand was favorably affected by non-traditional retailers, such as supermarkets and wholesale clubs, entering the retail petroleum market. However, countering this during much of 2000 was a slowdown in activity by the major oil companies as a result of mergers and the resulting uncertainty as to which sites may be divested as a condition of government approval.

Internationally, many countries follow the lead of the United States, in terms of both environmental regulations and measurement technologies. The demand for ATGs and LLDs is expected to continue to grow in other parts of the world and INCON will continue to aggressively seek such business.

Power Utility and General Instrument Products

INCON's Power Utility Instrument lines consist of electronic instruments for measurement and control in the power utility and general industrial markets. Typical customers include large publicly owned electric power utilities, municipal utilities, OEMs and manufacturing customers.

Historically, regulation has insulated utilities in the United States and other developed countries from competitive market forces, creating monopolies that permitted utilities to remain profitable despite their use of inefficient or outdated technology. In the deregulated environment being adopted across the United States, consumers will have greater freedom to choose electricity suppliers, just as they now can choose among many long distance telephone service providers. This will place significant pressure on utility company management to reduce costs and increase system efficiency. The Company believes these factors will encourage the use of products that help utilities operate more efficiently and perform predictive maintenance in advance of system failures.

INCON's power utility product line includes two instruments, the Model 1250 and the Optimizer, offering automated control and data collection for electrical substations. Two other power utility products, the Model 1255 and Model 1810, are offered for use in automating hydroelectric generating plants. The Model 1250 Tap Position Monitor is used on large high-voltage transformers. These transformers are typically equipped with "tap changers" that regulate the voltage on the power transmission and distribution grid. The voltage is adjusted by switching to any one of approximately 32 "voltage taps." The Model 1250 allows utilities to use their system control and data acquisition system ("SCADA") to monitor from a central station which tap has been selected. Utilities can then establish interactive control over tap changing through the system and can adjust and regulate the voltage being produced by the transformer. This product is also sold directly to transformer manufacturers and is mounted on many new units sold. During 2000 the Company received three orders in excess of 100 units each that were part of utility upgrade and infra-structure improvement programs.

The Optimizer is a microprocessor-based monitoring device used to predict life and schedule preventive maintenance for high-voltage circuit breakers used by electric utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was originally released in 1996 and a second- generation version, the Optimizer+, was introduced in September 1998. This product continues to be evaluated by utilities, and there were a number of program orders placed during 2000 to add Optimizer+ devices to various critical circuit breakers.

Software/Systems Products

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

INCON is actively providing software and systems capability to complement its measurement and leak detection instruments. In 2000 the Company was successful in working with a major oil company, with a large number of retail petroleum sites, to supply a customized software and communication system which linked environmental and business monitoring and reporting through the customer's proprietary satellite communications network. As a result of this successful experience and to take advantage of the market trends, INCON began the development of System Sentinel AnyWare, an Internet version of System Sentinel 2.0. This innovative software, which also allows users to employ conventional browser technology to view their information, was debuted at the National Association of Convenience Store Exhibition held in October 2000. Management believes that interconnectivity will be increasingly important, as the owners of existing instrumentation expend considerable effort to link their sites electronically and standardize monitoring and reporting.

Competition

The petroleum equipment market is very competitive, both for instrumentation and software/system products. The Company's products compete with similar offerings from other manufacturers in the industry. In addition to INCON, there are at least three other significant suppliers of automatic tank gauge systems, one of which (a division of a large public company) is believed to have approximately a 60% market share. These suppliers are generally larger and have potentially greater resources than the Company. In addition there are over ten other minor suppliers of ATGs, as well as additional companies that sell software (point-of sale and back-office) and other environmental and inventory monitoring services. Several suppliers offer customers the option of contracting out some or all of their measurement and compliance management activities. In such a case, a monthly service fee is charged and the products can be installed and leased to the site owner. Based on observations to date, INCON's management believes that this concept is slowly being adopted, and may be beneficial to certain types of UST and ATG owners and operators. Although the Company has not provided this outsource service directly, some of its customers are active in this area and the Company has and will continue to benefit from this trend through increased hardware, communications, and software sales.

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

During 1999, GE Power Systems acquired two small companies that are competitors to INCON in the circuit breaker monitoring product area. GE has resources that are considerably greater than the Company. Management believes that this action confirms its belief that the market is getting stronger and that electric utilities will place increased emphasis on sub-station automation and reliability in the future.

Customers

INCON's customer base remains highly diversified, with no one customer accounting for more than 10% of the Company's business in 2000. In the petroleum equipment area the Company's customers are principally petroleum equipment distributors that purchase products from INCON and are responsible for installation and after-sales service. These distributors range from very large, regionally active organizations, to small organizations that focus on a narrow customer group or geography. Distributors usually handle other complementary products sold to the same end-use customer base. Examples of such products are gasoline dispensers, point-of-sale ("POS") systems, vapor recovery systems, lighting, and canopies. Often the Company's products are specified by end-users that choose to standardize their equipment for all their locations. The distributors and end-use customers are serviced by INCON's factory-based national selling and technical service organization as well as by regionally based manufacturer's representatives. In addition, the Company supplies petroleum equipment products to a few OEM (original equipment manufacturer) customers and has a number of large direct national accounts.

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

Intellectual Property

INCON markets its petroleum equipment products under the registered trademark "Tank Sentinel." INCON holds a patent on its LLD (line leak detector) product and has exclusive rights to certain Optimizer technology. The Company has copyrights on certain software products; other key software is highly technical and difficult to copy.

The Company has numerous trade secrets with regard to methods of detecting leaks in tanks and pipelines. Among these are INCON's volumetric tank leak test algorithm, its continuous automatic leak detection algorithm, and its method of detecting leaks in pressurized piping. INCON's process for producing the magnetostrictive wire, required by the liquid level sensor, is a Company trade secret.

General

As of March 5, 2001 the Company employed 65 people, including 11 in sales, marketing and technical service, 13 in research and product development, 8 in administration, and 33 in manufacturing operations.

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

INCON continuously invests in the development of new products and software as well as adapting existing products to new applications. During 1998, 1999 and 2000 the expenditures relating to the development of new products and the improvement of existing products were approximately $997,000, $1,188,000 and $1,192,000 respectively. These research and product development expenditures represent 6% to 12% of sales.

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

With regard to INCON's own operations, the Company's cost of compliance with federal, state, and local environmental law does not materially affect the Company's financial condition.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. One building serves as INCON's executive offices; the other its manufacturing facility. The executive office building is leased from a corporation owned in part by two principal INCON shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on these buildings expire in October 2003; and the executive office building includes an option to purchase at the then fair market value, subject to certain minimum purchase prices.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.


ITEM 3.   LEGAL PROCEEDINGS.

In April 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in U.S. Bankruptcy Court for the Western District of Washington. The action was brought for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the validity of this claim.

In June 1999 the owner and operator of a convenience/gasoline store (Q&E
LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $900,000 in damages. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

In April 2000 the Company commenced an arbitration against Practical Tank Management and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. The arbitration is being held in Portland, under administration by the American Arbitration Association. In their answer, the defendants and their parent company asserted counterclaims against the Company for an amount stated to be in excess of $5 million, including lost business opportunity and other damages. In a January 2001 deposition, PTM's President stated an intention to pursue damages of approximately $15 million, of which he said that more than $12 million was attributable to lost business opportunity. The proceeding is in the discovery phase, which recently has been extended. The arbitration hearing currently is scheduled for July 2001. The Company is actively pursuing its claim against PTM and FFPLP, and Company management has stated its intention to vigorously oppose the counterclaims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 2000.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 15, 1995 the Company's common stock was accepted for listing and began trading on the Emerging Company Marketplace of the American Stock Exchange. The trading symbol for INCON common stock is ITC.

The high-low prices for the Company's stock for the last four quarters were as follows:


                                           High     Low
                                           ----     ---

      Quarter Ended April 1, 2000         $2.63    $1.63

      Quarter Ended July 1, 2000          $2.06    $1.38

      Quarter Ended September 30, 2000    $1.50    $1.13

      Quarter Ended December 31, 2000     $1.50    $1.00


As of February 28, 2001 the Company had 339 shareholders of record.

It has been INCON's policy to reinvest all earnings in the business, and the Company has never paid dividends on its common stock. Also, under credit agreements with its bank, the Company may not declare or pay dividends to shareholders without the prior consent of the bank.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
- ---------------------

2000 Compared to 1999

Net sales for 2000 were $9.9 million, down from $12.9 million for fiscal year 1999. The $3 million, or 23%, decline was due to a continued slowdown in sales of the Company's Fuel Management Systems ("FMS") products. The decline was partially offset by an increase in the Company's Power Reliability Systems ("PRS") sales revenue.

FMS sales revenue declined 34%, from $11.2 million in 1999 to $7.4 million in 2000. The overall market for petroleum equipment was weak throughout the year, due to customer capital constraints caused by increased fuel inventory costs and uncertain retail fuel price volatility. The Company's FMS sales were slightly stronger in the second half of 2000. Petroleum equipment spending by the major oil companies was adversely affected by impending mergers and uncertainty over which sites might have to be divested as a condition of government approval for those mergers.

PRS revenues grew by 47% to $2.5 million in 2000, up from sales of $1.7 million in 1999. This growth in sales was primarily due to increased marketing and sales efforts by the Company and increased spending for capital equipment by utilities. During 2000 the Company shipped three large orders to that represented approximately $350,000 in revenue.

Despite declines in revenue, gross margins in 2000 were equal to 1999 gross margins of 52%. The strong margin performance was primarily due to a more efficient manufacturing cost structure, reduced warranty spending, and a favorable product mix. Throughout 2000 the Company continued to carefully monitor manufacturing expenditures to keep them consistent with current sales levels.

Total operating expenses declined by $1 million from $5.7 million in 1999 to $4.7 million in 2000. This reduction in spending was undertaken to align spending with the lower sales revenues experienced in 2000. Approximately $320,000 of the decline was due to lower sales commissions as a result of revenues, $90,000 was due to reduced warranty service expense, and the remainder was attributable to various reductions in selling, general and administrative costs. Throughout the year the Company continued to invest in research & development at about the same level as 1999.

Operating income for 2000 was down almost $600,000 from 1999, due to the decline in sales. Operating income as a percent of sales fell from 8.2%, or $1,057,000 in 1999 to 4.6%, or $461,000 in 2000. Although sales were lower, continued strong margins, the reduction in operating and warranty service expenses allowed the company to remain profitable.

Net income for 2000 was $435,000, compared to $798,000 in 1999, and included $293,000 in interest income (net) versus $330,000 in 1999.

1999 Compared to 1998

Net sales totaled $12.9 million in fiscal 1999, down $3.3 million or 20%, from sales of $16.2 million in 1998. The decrease in revenue was primarily caused by a slowdown in FMS product sales.

During 1999, FMS sales decreased overall by 25% to $11.2 million from $14.9 million in 1998. The decrease was in the wake of a strong EPA compliance deadline driven market during 1998 that resulted in strong shipments for 1998 as well as the first quarter of 1999. Throughout 1999 the market softened as the urgency of EPA compliance calmed and most site operators completed their compliance upgrade programs. Also contributing to the soft FMS market demand was the slowdown in activity by the major oil companies as a result of impending mergers and the uncertainty as to which sites might have to be divested as a condition of government approval for the mergers.

PRS product sales improved by 27% in 1999 to $1.7 million, an increase over sales of $1.3 million in 1998. Stronger sales were the result of increased marketing and sales efforts and a strengthening market caused by the progress toward power deregulation.

Gross margins increased from 49% in 1998 to 52% in 1999. The improvement in gross margin was primarily attributable to gains in manufacturing efficiency, raw material purchase price reductions and a favorable product mix. Throughout 1999 the Company adjusted its manufacturing expenditures and inventories to better align with the reduced sales level. Overall reduction in inventories contributed approximately $250,000 to the positive cash flow of the Company. Margins for the first half of 1998 were adversely affected by a $592,000 shipment to Chinese Petroleum, at reduced margin of approximately 35%; even without the adverse impact of the Chinese Petroleum shipment, gross margins showed notable improvement in 1999.

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

The Company's overall operating profitability in 1999 was impacted by lower sales volume and by operating expenses that were similar to the overall amount spent in 1998. Operating income for 1999 was $1.06 million, a decline of 13.5% from 1998. 1999 operating income increased as a percent of sales to 8.2%, or $1,057,000, from 7.6%, or $1,223,000 in 1998. The increase was due to elimination of one-time charges from 1998 as described above and improved gross margins.

Net income for 1999 was $798,000 versus $671,000 in 1998, and included $256,000 of interest income (net) in 1999 versus $15,000 in 1998.

Liquidity and Capital Resources
- -------------------------------

The Company did not utilize its $3.5 million working capital line of credit in 1999 or 2000. All operations were funded with the Company's internally generated cash. The Company has completed no acquisitions to date, but it continues to explore growth opportunities through acquisition. As of December 31, 2000 the Company had $3.5 million available to be borrowed on its working capital line of credit, as well as a cash balance of $5,182,325.

Total 2000 year-end inventories were valued at $1,125,000 up from $1,055,000, due to inventories associated with the phase in of improved product designs. Accounts receivable increased to $1,755,000 at 2000 year-end, up from $1,488,000 at year-end 1999, due to specific extended terms given to certain customers.

The Company has a $1 million equipment revolver, of which $987,000 was available to be borrowed as of December 31, 2000. The Company has not drawn on this revolver in either 1999 or 2000.

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

Effect of New Accounting Pronouncements
- ---------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS No. 138 - Accounting for Certain Derivative Instruments and Certain Hedging Activities. These statements require entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 2000. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

In December 1999, the Securities and Exchange Commission ("SEC"), released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. INCON has adopted the provisions of SAB 101 and the results have not had a material impact on the
Company's financial position or    results of operations.

Forward-Looking Statements
- --------------------------

The "Management's Discussion and Analysis," "Description of Business" and "Description of Property" sections of this report contain forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Fuel Management Systems and Power Reliability Systems products, expected future efforts with regard to foreign markets for Company products, and future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for ATG and LLD products or Power Reliability Systems products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; and risks attendant to expansion of the Company's business through increased investment in product development, increased marketing and sales efforts, and future acquisitions.

ITEM 7.   FINANCIAL STATEMENTS.

Audited financial statements of the Company appear after the signature page below, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosures in 2000.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders, to be held in June 2001.

Under the bylaws of the Company, all officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:


Name                 Age    Positions with Company
- ----                 ---    ----------------------

Roger E. Brooks      56     Chief Executive Officer and Director

Alan Lukas           50     Vice President Product Development, Director,
                            and Chairman of the Board

Andrew B. Clement    31     Controller and Assistant Treasurer

Enrique Sales        37     Vice President Sales & Marketing

Dean Richards        52     Vice President Manufacturing


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

Alan Lukas founded INCON in 1978. Previously he had held positions as Project Engineer at GenRad (1972-1973), Applications Engineer at Analog Devices, Inc. (1973), Product Marketing Manager at Teledyne Philbrick
(1974), Engineering Manager at Process Development Corp., Division of Honeycomb Systems (1975-1978) and President/CEO and Chairman of INCON (1978-
1998). He currently is a member of the Advisory Board of the School of Engineering Science at the University of Southern Maine. He has been a director of INCON since 1978.

Andrew B. Clement has been with INCON since November of 1997, in the position of Controller. Previously he held positions as Controller at EDM, Inc. (1997), Accountant at Portland Pipe Line Corp. (1996) and Cost Accountant at Aero Tech Manufacturing, Inc. (1992-1995).

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


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears after the financial statements below, and is incorporated herein by reference.

During the fourth quarter of 2000 the Company filed no reports on Form 8-K.

                                 SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                       By:  /s Roger E. Brooks
                                            --------------------------------
                                            Roger E. Brooks, President and
                                            Chief Executive Officer
                                            Date:  March 30, 2001

                                       By:  /s Andrew B. Clement
                                            --------------------------------
                                            Andrew B. Clement, Controller
                                            (principal financial officer and
                                            principal accounting officer)
                                            Date:  March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s  Roger E. Brooks                    Date:  March 30, 2001
- ---------------------------------
Roger E. Brooks, President, Chief
Executive Officer and Director


/s  Andrew B. Clement                  Date:  March 30, 2001
- ---------------------------------
Andrew B. Clement, Controller


/s George E. Hissong                   Date:  March 30, 2001
- ---------------------------------
George E. Hissong, Director


/s  Alan Lukas                         Date:  March 30, 2001
- ---------------------------------
Alan Lukas, Director


/s Paul  F. Walsh                      Date:  March 30, 2001
- ---------------------------------
Paul F. Walsh, Director


/s  Charles D. Yie                     Date:  March 30, 2001
- ---------------------------------
Charles Yie, Director


                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
INTELLIGENT CONTROLS, INC.

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Intelligent Controls, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s  PricewaterhouseCoopers  LLP
- -------------------------------
Portland, Maine
February 9, 2001


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                         December 31, 2000 and 1999

                               ASSETS (Note 4)
                              ----------------


                                                                 2000          1999
                                                              -----------    -----------

Current Assets:
  Cash and cash equivalents                                   $ 5,182,325    $ 4,980,805
  Accounts receivable, net of allowances of $137,500
   in 2000 and $105,000 in 1999                                 1,755,483      1,488,414
  Inventories (Note 2)                                          1,124,969      1,054,625
  Prepaid expenses and other current assets                        79,457         89,976
  Income taxes receivable                                               -        105,292
  Deferred income taxes (Note 6)                                  196,574        209,799
                                                              --------------------------
      Total current assets                                      8,338,808      7,928,911

Property and equipment, net (Note 3)                              568,144        753,604
Other assets                                                       40,440         36,033
                                                              --------------------------
      Total assets                                            $ 8,947,392    $ 8,718,548
                                                              ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Accounts payable                                            $   554,745    $   461,560
  Accrued expenses                                                467,668        585,424
  Current portion of long-term debt (Notes 4 and 5)                12,535        160,872
                                                              --------------------------

      Total current liabilities                                 1,034,948      1,207,856

Long-term debt, net of current portion (Notes 4 and 5)                  -         12,535

Deferred income taxes (Note 6)                                     28,725         49,709

Commitments and contingencies (Notes 9 & 11)

Stockholders' equity (Note 7):
  Common stock, no par value; 8,000,000 shares authorized,
   5,061,123 shares issued at December 31, 2000 and
   at 1999                                                      7,670,207      7,585,534
  Retained earnings                                             2,372,545      1,937,274
  Receivable from stockholder (Note 8)                         (1,548,377)    (1,463,704)
  Treasury stock at cost, 321,724 shares at December 31,
   2000 and at 1999                                              (610,656)      (610,656)
                                                              --------------------------

    Total stockholders' equity                                  7,883,719      7,448,448
                                                              --------------------------
      Total liabilities and stockholders' equity              $ 8,947,392    $ 8,718,548
                                                              ==========================


The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                            STATEMENTS OF INCOME
               For the Years Ended December 31, 2000 and 1999


                                                          2000          1999
                                                       ----------    -----------

Net sales                                              $9,941,378    $12,904,697

Cost of sales                                           4,790,580      6,148,090
                                                       -------------------------

Gross profit                                            5,150,798      6,756,607
                                                       -------------------------

Operating expenses:
  Selling, general and administrative                   3,497,197      4,511,725
  Research and development                              1,192,417      1,187,506
                                                       -------------------------

                                                        4,689,614      5,699,231
                                                       -------------------------

Operating income                                          461,184      1,057,376

Other income (expense):
  Interest income, net                                    292,633        330,498
  Other expense                                           (52,913)       (74,796)
                                                       -------------------------

                                                          239,720        255,702
                                                       -------------------------

Income before income tax expense                          700,904      1,313,078

Income tax expense (Note 6)                               265,633        515,000
                                                       -------------------------

Net income                                             $  435,271    $   798,078
                                                       =========================

Net income per share basic (Note 1)                    $     0.09    $      0.16
Net income per share diluted (Note 1)                  $     0.09    $      0.16

Weighted average common shares outstanding (Note 1)     4,739,399      4,860,065
                                                       =========================

Weighted average common and
  common equivalent shares outstanding (Note 1)         4,744,735      4,898,014
                                                       =========================


The accompanying notes are an integral part of the financial statements

                          INTELLIGENT CONTROLS, INC
                         STATEMENTS OF STOCKHOLDERS
               For the Years Ended December 31, 2000 and 1999


                                       Common Stock                                                                    Total
                                    -----------------      Retained    Receivable from     Treasury stock          Stockholders'
                                    Shares     Amount      Earnings      Stockholder     Shares      Stock             Equity
                                    ------     ------      --------    ---------------   ---------------------------------------

Balances at December 26, 1998    5,060,760   $7,585,080   $1,139,196     $(1,376,728)    (115,951)  $  (41,140)     $7,306,408

Exercise of stock options              363          454                                     4,439        3,299           3,753

Acquisition of treasury shares                                                           (210,212)    (572,815)       (572,815)

Accrued interest on receivable
 from stockholder                                                            (86,976)                                  (86,976)

Net Income                                                   798,078                                                   798,078
                                 ---------------------------------------------------------------------------------------------

Balances at December 31, 1999    5,061,123    7,585,534    1,937,274      (1,463,704)    (321,724)    (610,656)      7,448,448

Accrued interest on receivable
 from stockholder                                84,673                       (84,673)

Net Income                                                   435,271                                                   435,271
                                 ---------------------------------------------------------------------------------------------
Balances at December 31, 1999    5,061,123   $7,670,207   $2,372,545     $(1,548,377)    (321,724)   $(610,656)     $7,883,719
                                 =============================================================================================



The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2000 and 1999


                                                          2000           1999
                                                      -----------    -----------

Cash flows from operating activities:
  Net income                                          $   435,271    $   798,078
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         307,758        315,893
    Interest on receivable from stockholder                     -        (86,976)
    Loss on disposal of property plant & equipment              -            398
    Deferred income taxes                                  (7,759)       106,690
    Changes in assets and liabilities:
      Accounts receivable, net                           (267,069)     1,765,063
      Inventories                                         (70,344)       266,288
      Prepaid expenses and other current assets            10,519         37,449
      Income tax receivable                               105,292       (105,292)
      Income tax payable                                   (6,763)      (299,269)
      Accounts payable and accrued expenses               (17,808)    (1,105,098)
      Other assets                                         (4,407)        (4,422)
                                                      --------------------------

  Net cash provided by operating activities               484,690      1,688,802

Cash flows from investing activities:

  Capital expenditures                                   (122,298)      (186,147)
  Proceeds from sale of property and equipment                  -          6,000
                                                      --------------------------

  Net cash used for investing activities                 (122,298)      (180,147)
                                                      --------------------------

Cash flows from financing activities:
  Repayment of long-term debt                            (160,872)      (160,872)
  Issuance of common stock, net                                 -            454
  Acquisition of treasury stock, net                            -       (569,516)
                                                      --------------------------

  Net cash used for financing activities                 (160,872)      (729,934)
                                                      --------------------------

Net increase in cash                                      201,520        778,721

Cash and cash equivalents at beginning of period        4,980,805      4,202,084
                                                      --------------------------

Cash and cash equivalents at end of period            $ 5,182,325    $ 4,980,805
                                                      ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                            $     8,036    $    20,884
  Income taxes                                        $   197,000    $   814,223


The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2000 and 1999

1.    Summary of significant accounting policies:

      Organization and Operations
      ---------------------------

      The Company is engaged primarily in designing and manufacturing microprocessor-based control devices and systems for industrial, commercial and power utility applications.

      During 1999 the Company changed its reporting year-end from the last Saturday in December, as used in previous years, to a calendar year end.

      The Company primarily serves customers in the United States of America. On occasion the Company sells to international customers.

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Revenue Recognition
      -------------------

      Substantially all revenue is related to the sale of product and is recorded at the time of shipment (FOB shipping point). The product is distributed through distributors and directly to customers. The Company provides its customers the right of return for its product under certain circumstances and records a reserve for products estimated to be returned. The reserves estimated for product returns at December 31, 2000 and 1999 were approximately $20,000 and $30,000, respectively, and are included as a reduction in Accounts Receivable in the accompanying balance sheets at December 31, 2000 and 1999. Shipping and handling revenue and expenses are recorded as revenue.

      Advertising Costs
      -----------------

      The company expenses all advertising costs as incurred. The company's advertising expense was approximately $122,000 and $260,000 in 2000 and 1999 respectively.

      Inventories
      -----------

      Inventories are stated at the lower of cost or market using standards, which approximate actual costs on a first in first out basis.

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


                                          Net           Common        Earnings
                                         Income         Shares           Per
                                      (Numerator)    (Denominator)      Share
                                      -----------    -------------    --------

      December 31, 2000
      -----------------

Basic earnings per share                $435,271       4,739,399       $ .09
        Dilutive potential shares              -           5,336
                                        --------       ---------
        Diluted earnings per share      $435,271       4,744,735       $ .09
                                        ========       =========       =====

      December 31, 1999
      -----------------
        Basic earnings per share        $798,078       4,860,065       $ .16
        Dilutive potential shares              -          37,949
                                        --------       ---------
        Diluted earnings per share      $798,078       4,898,014       $ .16
                                        ========       =========       =====


      Fair Value of Financial Instruments
      -----------------------------------

      At December 31, 2000, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate the fair value due to the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates fair value as of December 31, 2000 based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

      Impairment Accounting
      ---------------------

      In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS No. 121), the Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

      New Accounting Pronouncements
      -----------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 2000. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

      In December 1999, the Securities and Exchange Commission (SEC), released Staff Accounting Bulletin No. 101 (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC released SAB 101B,which postponed the effective date of SAB 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted the provisions of SAB 101, as of January 1, 2000 and the results have not had a material impact on the Company's financial position or results of operations as the Company's revenue recognition policy was consistent with SAB 101 requirements.

2.    Inventories:

      Inventories consisted of the following at December 31, 2000 and 1999:


                             2000          1999
                          ----------    ----------

      Raw Material        $  717,558    $  549,801
      Work in Progress       272,420       155,853
      Finished Goods         134,991       348,971
                          ------------------------
                          $1,124,969    $1,054,625
                          ========================


3.    Property and equipment:

      Property and equipment consisted of the following at December 31, 2000 and 1999:


                                                           2000          1999
                                                        ------------------------

      Leasehold improvements                            $  154,344    $  154,344
      Equipment                                          1,269,134      ,269,015
      Computer software                                    199,969       187,144
      Furniture and fixtures                               191,637       191,637
      Construction in progress                              28,842        16,361
                                                        ------------------------
                                                         1,843,926     1,818,501

      Less accumulated depreciation and amortization     1,275,782     1,064,897
                                                        ------------------------
                                                        $  568,144    $  753,604
                                                        ========================


      During fiscal year 2000 the company disposed of $96,873 of property, plant, and equipment which was fully depreciated.

4.    Line of Credit Agreement:

      The Company maintains a $3,500,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictions, including those related to new borrowings, maximum debt to equity ratio, and minimum pretax income levels. Interest is variable at the bank's base rate (9.0 % at December 31, 2000). At December 31, 2000 and 1999, the line was not being utilized and all $3.5 million was available to be borrowed. The line of credit expires on June 30, 2001.

5.    Long-term debt:

      Long-term debt consisted of the following at December 31, 2000 and 1999:


                                                                                     2000         1999
                                                                                   -------     ---------

       Borrowing under a $1,000,000 revolving credit agreement with a bank, interest at a variable rate (9.5% at December 31, 2000), with principal
        and interest payable monthly through January 2001                          $12,535     $ 173,407
                                                                                   -------     ---------

      Total Debt                                                                    12,535       173,407

      Less current portion                                                         (12,535)     (160,872)
                                                                                   -------     ---------

      Long-term portion                                                            $     -     $  12,535
                                                                                   =======     =========


The revolving credit agreement is collateralized in the same manner and subject to the same conditions as the line of credit agreement described in
Note 4.

INTELLIGENT CONTROLS, INC.
NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

6.    Income taxes:

      Income tax expense consists of the following as of December 31, 2000 and 1999:


                                        2000        1999
                                      --------    --------

        Current:

          Federal                     $228,112    $320,000
          State                         45,280      88,000
                                      --------    --------

                                       273,392     408,000
                                      --------    --------

        Deferred:

          Federal                       (6,021)     83,000
          State                         (1,738)     24,000
                                      --------    --------

                                        (7,759)    107,000
                                      --------    --------

          Total income tax expense    $265,633    $515,000
                                      ====================


      The actual income tax expense differs from the expected tax computed by applying the U.S. federal corporate tax rate of 34% to income before income tax as follows:


                                                    2000    1999
                                                    ----    ----

      Computed expected income tax expense           34%     34%
      State income taxes, net of federal benefit      6%      6%
      Other                                          (2%)   (1%)
                                                     --     --

        Total income tax expense rate                38%     39%
                                                     ==      ==


      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities consist of the following at December 31, 2000 and 1999:


      Deferred tax assets:                  2000        1999
                                            ----        ----

        Inventory                         $ 77,894    $ 74,773
        Reserves                            95,930     107,002
        Compensation                        22,750      28,024
                                          --------    --------

          Total deferred tax asset        $196,574    $209,799
                                          --------    --------


      Deferred tax liabilities:
        Depreciation                        28,725      49,709
                                          --------    --------

          Total deferred tax liability    $ 28,725    $ 49,709
                                          ====================


7.    Common stock:

      The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, an Advisory Board Stock Option Plan, and a 1998 Employee Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vest at a rate of 20% per year, options granted under the 1998 Employee Stock Option Plan vest at a rate of 25% per year, and options granted under the other two plans vest immediately. Options granted under the 1984 Incentive Stock Option Plan, the Advisory Board Stock Option Plan, and the 1998 Employee Stock Option Plan expire after 10 years, while options ranted under the 1993 Directors Stock Option Plan expire after 5 years. As of December 31, 2000, 200,500 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 2000 and 1999 is as follows:


                                          Number of    Weighted Average
                                           Options      Exercise Price
                                          ---------    ----------------

      Outstanding at December 26, 1998     383,968          $2.36

      Issued during 1999                    73,500          $2.65

      Lapsed during 1999                   (44,800)         $2.49

      Exercised during 1999                 (7,200)         $0.94
                                           -------

      Outstanding at December 31, 1999     405,468          $2.28

      Issued during 2000                    50,500          $1.81

      Lapsed during 2000                   (73,500)         $2.36
                                           -------

      Outstanding at December 31, 2000     382,468          $2.33
                                           =======


      The following information is as of December 31, 2000:


                                   Options Outstanding                          Options Exercisable
                   ---------------------------------------------------    ------------------------------
                   Outstanding    Weighted-Average                         Options
   Range of           as of           Remaining       Weighted-Average      as of       Weighted-Average
Exercise Prices    12/31/2000     Contractual Life     Exercise Price     12/31/2000     Exercise Price
- --------------------------------------------------------------------------------------------------------

$0.90 - $1.36         25,500            3.6                $1.23            18,000           $1.25
$1.36 - $1.81         20,000            8.3                $1.60             7,500           $1.80
$1.81 - $2.26        148,000            7.1                $2.05            89,927           $2.04
$2.26 - $2.71        113,500            7.4                $2.53            61,045           $2.54
$2.71 - $3.16         54,468            7.0                $2.89            26,218           $2.92
$3.62 - $4.07          6,000            4.4                $3.93             6,000           $3.93
$4.07 - $4.52         15,000            4.3                $4.45            15,000           $4.45
                     382,468            6.9                $2.36           223,690           $2.42


      Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) requires a fair value based method of accounting for employee stock options and results in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Company has elected to follow APB No. 25 in accounting for its employee stock plans, and accordingly, since all option were issued with an exercise price equal to fair value on the date of grant, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                            2000                    1999
                                    --------------------    --------------------
                                       As          Pro         As          Pro
                                    Reported      Forma     Reported      Forma
                                    --------      -----     --------      -----

      Net income                    $435,271    $324,394    $798,078    $634,550

      Basic net income per share    $   0.09    $   0.06    $   0.16    $   0.13


      The fair value of stock options in the pro forma accounts for 2000 and 1999 is not necessarily indicative of the future effects on net income and earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividend yield; expected volatility of 62%; risk free interest rate ranging from 5.17% to 6.48%; and expected life of 4 years. The following assumptions were used for grants in 2000: no dividend yield; expected volatility of 62%; risk free interest rate ranging from 5.74% to 6.63%; and expected life of 4 years.

8.    Receivable from stockholder:

      In May 1998, the Company sold 486,923 shares of common stock at a price of $3.25 per share to its chief executive officer (CEO). The shares were paid for with a 5.69% promissory note for $1,332,500 and cash in the amount of $250,000. Principal and interest under the note become payable in five years except that the payment obligation may be accelerated if the CEO's employment with the Company is terminated for any reason. In such event, the note becomes due within either 90 days or one year, depending upon the reason for termination. The note is collateralized by the purchased shares and the CEO's personal guaranty, limited to $200,000. The Company has the right to purchase some of the shares from the CEO at the initial purchase price of $3.25 per share. The repurchase right extends to 410,000 shares and lapses as to 25,625 shares for every three months of continued employment. The repurchase right lapses on May 1, 2002 if the CEO is still employed. The repurchase rights also lapse in certain other instances, including change in control of the Company as defined. Compensation expense is adjusted for increases or decreases in the market value of the common stock in excess of $3.25 per share for those shares relating to the unpaid nonrecourse portion of the promissory note. There was no adjustment to expense in 2000 and 1999.

9.    Commitments and contingencies:

      The Company leases two facilities, including one from a related party, and various computer and office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to October 2003. Minimum lease payments over the fixed terms of these leases are $153,178, $151,567, $119,416 in years 2001, 2002, 2003, respectively. Rent expense was approximately $131,000 and $123,000 in 2000 and 1999, respectively, including approximately $63,500 and $60,000 to a related party.

      The Company manufactures a certain product line under an exclusive license agreement that requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was approximately $7,400 and $4,000 in 2000 and 1999, respectively.

10.   Employee benefit plan:

      The Company has adopted a 401(k) plan, which covers all eligible employees and includes a matching contribution by the Company. In 1995, the Company's Board of Directors voted to increase the Company's match from 40% of the first 5% of the employee's contribution, to 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were approximately $ 29,000 and $49,000 in 2000 and 1999, respectively.

11.   Litigation:

      In April 1999 the Company received notice of the filing of an action entitled Omega Environmental, Inc. v. INCON International, Inc. in U.S. Bankruptcy Court for the Western District of Washington. The action was brought for avoidance and recovery of approximately $60,000 of payments that Omega had made to the Company for INCON products, as alleged preferential transfers. The Company is contesting the validity of this claim.

      In June 1999 the owner and operator of a convenience/gasoline store (Q&E LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $900,000 in damages. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

      In April 2000 the Company commenced an arbitration against Practical Tank Management and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. The arbitration is being held in Portland, under administration by the American Arbitration Association. In their answer, the defendants and their parent company asserted counterclaims against the Company for an amount stated to be in excess of $5 million, including lost business opportunity and other damages. In a January 2001 deposition, PTM's President stated an intention to pursue damages of approximately $15 million, of which he said that more than $12 million was attributable to lost business opportunity. The proceeding is in the discovery phase, which recently has been extended. The arbitration hearing currently is scheduled for July 2001. The Company is actively pursuing its claim against PTM and FFPLP, and Company management has stated its intention to vigorously oppose the counterclaims.

                              Index to Exhibits
                              -----------------


Exhibit No.    Description
- -----------    -----------
3(i)           Conformed copy of Articles of Incorporation, as
               amended to date, incorporated by reference to
               Exhibit 3(i) to the Company's Form 10KSB for the
               fiscal year ended December 26, 1998.

3(ii) Bylaws of the Company, as amended to date, incorporated by reference to Exhibit 3(ii) to the Company's Form 10KSB for the fiscal year ended December 26, 1998.

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

10.6A          Amendment No. 1 to 1984 Incentive Stock Option
               Plan; incorporated by reference to Exhibit 10.5A
               to the Company's Form 10-SB, filed February 2,
               1995

10.6B          Amendment No. 2 to 1984 Incentive Stock Option
               Plan; incorporated by reference to Exhibit 10.6B to the Company's Form 10-KSB for the fiscal year ended December 31, 1996

10.7           1993 Director Stock Option Plan, as amended;
               incorporated by reference to Exhibit 10.7 to the Company's Form 10-KSB for the fiscal year ended
               December 31, 1999.

10.8           1994 Employee Stock Purchase Plan, amended and
               restated as of January 1, 1996; incorporated by
               reference to Exhibit 10.9 to the Company's Form
               10-KSB for the fiscal year ended December 31,
               1996

10.9 Advisory Board Stock Option Plan; incorporated by reference to Exhibit 6.6 to the Company's
               Form 1-A

10.10          Form of Confidentiality and Nondisclosure
               Agreement; incorporated by reference to Exhibit
               6.11 to the Company's Form 1-A

10.11 Lease Agreement with Apollo Development Corp., dated as of April 11, 1991; incorporated by reference to Exhibit 6.4 to the Company's Form
               1-A

10.11A Lease Extension Agreement, dated March 9, 2000 with Apollo Development Corp.; incorporated by reference to Exhibit 10.7 to the Company's Form
               10-KSB for the fiscal year ended December 31, 1999.

10.12          Lease Agreement with BJB Associates, dated June
               21, 1994; incorporated by reference to Exhibit
               10.4 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994

10.12A         Addendum to Lease, executed March 20, 2000 with
               BJB Associates; incorporated by reference to
               Exhibit 10.7 to the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

21             Subsidiaries of the Company

23             Consent of Accountants
