Form 10QSB
period 2001-03-31
INTELLIGENT CONTROLS INC
filed 2001-05-15
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of March 31, 2001.

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

Results of Operations for Three Months Ended March 31, 2001:

For the quarter ended March 31, 2001, sales decreased 12% to $2,206,307 compared to sales of $2,498,317 for the first quarter of 2000. The decrease was primarily due to lower sales of the Company's Power Reliability Systems
(PRS) products.

Sales of the Company's Fuel Management Systems (FMS) products decreased 4% to $1,701,730 in the first quarter of 2001 as compared to, $1,765,797 for the same period in 2000. Sales in the petroleum equipment market continue to be adversely influenced by general weakness in capital spending among petroleum retailers. The Company has seen growing success marketing to large end-use customers such as large convenience store chains and supermarkets that sell gasoline. These customers continue to represent a larger and larger part of the Company's FMS sales revenue, as more of these users designate INCON as an approved provider of their fuel management systems.

Sales of PRS equipment for the first quarter of 2001 were down 31%, to $504,577, as compared to $732,520 for the first quarter of 2000. Overall basic demand for PRS products was similar in the first quarter of 2001 as the same period in 2000. However, in the first quarter of 2000 the Company shipped $150,000 to a single customer. Despite this reduction in sales for the quarter, the Company believes that electrical deregulation and growth in demand are factors that encourage power utilities to employ remote monitoring of their power transmission and distribution infrastructure, resulting in increased demand over the past two years for the Company's circuit breaker monitors and load tap position indication products.

Gross margins were 52% in the first quarter of 2001, as compared to 49% for the first quarter of 2000. Strong gross margins are the result of the Company's continued efforts to control overhead spending and align manufacturing expenses to volumes.

Overall operating expenses of $1,235,254 during the first three months of 2001 were similar to spending levels during the same period in 2000. The Company continues to invest in Sales/Marketing and Research and Development in amounts consistent with prior periods.

Net income decreased from $28,906 in the first three months of 2000, to a net loss of $26,876 in the first three months of 2001. The decrease in net profits was attributable to the combination of lower sales volume and stable operating expenses, with higher gross margins and lower commissions and warranty expense partially offsetting the negative effect of lower sales. The Company currently has no debt. Interest income of $73,940 contributed to pretax profits.

Liquidity and Capital Resources at March 31, 2001:

As of March 31, 2001 the Company had $4,897,708 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

Forward-Looking Statements

The "Management's Discussion and Analysis" section of this report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Petroleum/FMS and Power Utility/PRS products and future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for FMS products or Power Utility/PRS products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; or unanticipated warranty costs.


                                   PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this report. No reports on Form 8-K were filed during the prior fiscal quarter.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
Date:  May 15, 2001                    By:  /s/ Andrew B. Clement
                                            -------------------------------
                                            Andrew B. Clement, Controller
                                            (on behalf of the Company and as
                                            principal financial officer)


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                 As of March 31, 2001 and December 31, 2000

                                                (unaudited)
                                                    2001            2000
                                                -----------         ----

ASSETS

Current Assets:
  Cash and cash equivalents                      $4,897,708      $5,182,325
  Accounts receivable, net of allowances of
   $148,000 in 2001 and $137,500 in 2000          1,690,969       1,755,483
  Inventories (Note 4)                            1,419,240       1,124,969
  Prepaid expenses and other current assets         100,042          79,457
  Income taxes receivable                            14,237               -
  Deferred income taxes                             196,574         196,574
                                                 --------------------------

      Total current assets                        8,318,770       8,338,808

Property and equipment, net (Note 3)                545,371         568,144
Other assets                                         41,618          40,440
                                                 --------------------------
      Total assets                               $8,905,759      $8,947,392
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $  553,435      $  554,745
  Accrued expenses                                  466,756         467,668
  Current portion of long-term debt                       -          12,535
                                                 --------------------------

      Total current liabilities                   1,020,191       1,034,948

Deferred income taxes                                28,725          28,725

Commitments and contingencies

Stockholders' equity :
  Common stock, no par value; 8,000,000 shares
   authorized, 5,061,123 shares issued at
   March 31, 2001 and at December 31, 2000        7,691,931       7,670,207
  Retained earnings                               2,345,669       2,372,545
  Receivable from stockholder                    (1,570,101)     (1,548,377)
  Treasury stock at cost, 321,724 shares at
   March 31, 2001 and at December  31, 2000        (610,656)       (610,656)
                                                 --------------------------

Total stockholders' equity                        7,856,843       7,883,719
                                                 --------------------------
Total liabilities and stockholders' equity       $8,905,759      $8,947,392
                                                 ==========================

The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF OPERATIONS (unaudited)
     For the Three Month Periods Ended March 31, 2001 and April 1, 2000

                                                    2001            2000
                                                    ----            ----

Net sales                                        $2,206,307      $2,498,317

Cost of sales                                     1,065,699       1,266,886
                                                 --------------------------

Gross profit                                      1,140,608       1,231,431
                                                 --------------------------

Operating expenses:
  Selling, general and administrative               922,470         894,320
  Research and development                          312,784         328,889
                                                 --------------------------

                                                  1,235,254       1,223,209
                                                 --------------------------

Operating income (loss)                             (94,646)          8,222

Other income (expense):
  Interest income, net                               73,940          58,600
  Other expense                                     (20,470)        (18,416)
                                                 --------------------------

                                                     53,470          40,184
                                                 --------------------------

Income (loss) before income taxes                   (41,176)         48,406

Income tax expense (benefit)                        (14,300)         19,500
                                                 --------------------------

Net income (loss)                                $  (26,876)     $   28,906
                                                 ==========================

Net income (loss) per share basic (Note 2)       $    (0.01)     $     0.01
Net income (loss) per share diluted (Note 2)     $    (0.01)     $     0.01

Weighted average common shares outstanding
 (Note 2)                                         4,739,399       4,739,399
                                                 ==========================

Weighted average common and common equivalent
 shares outstanding (Note 2)                      4,739,399       4,751,040
                                                 ==========================

The accompanying notes are an integral part of the financial statements


                          INTELLIGENT CONTROLS, INC.
                     STATEMENTS OF CASH FLOWS (unaudited)
      For the Three Month Periods Ended March 31, 2001 and April 1, 2000

                                                         2001             2000
                                                         ----             ----

Cash flows from operating activities:
  Net income (loss)                                   $  (26,876)      $   28,906
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Depreciation and amortization                         67,119           82,241
    Changes in assets and liabilities:
      Accounts receivable, net                            64,514         (318,826)
      Inventories                                       (294,271)           1,589
      Prepaid expenses and other current
       assets                                            (20,585)          (5,525)
      Income tax receivable                              (14,237)          22,644
      Other assets                                        (1,178)            (495)
      Accounts payable and accrued expenses               (2,222)        (127,672)
                                                      ---------------------------

  Net cash used by operating activities                 (227,736)        (317,138)
                                                      ---------------------------

Cash flows from investing activities:
  Capital expenditures                                   (44,346)         (29,405)
                                                      ---------------------------

  Net cash used for investing activities                 (44,346)         (29,405)
                                                      ---------------------------

Cash flows from financing activities:
  Repayment of long-term debt                            (12,535)         (40,218)
                                                      ---------------------------

  Net cash used for financing activities                 (12,535)         (40,218)
                                                      ---------------------------

Net decrease in cash                                    (284,617)        (386,761)

Cash and cash equivalents at beginning of period       5,182,325        4,980,805
                                                      ---------------------------

Cash and cash equivalents at end of period            $4,897,708       $4,594,044
                                                      ===========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $        -       $    3,487
    Income taxes                                      $        -       $        -

  Non-cash investing and financing activities
    Interest on stockholder receivable                $   21,724       $   21,284

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

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

2.    Earnings (Loss) Per Common Share

      Basic earnings per share of common stock have been determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share for the three months ended April 1, 2000 reflect the potential dilution that would occur if existing stock options were exercised. The exercise of such options was anti-dilutive for the three months ended March 31, 2001. Following is a reconciliation of the dual presentations of earnings per share for the periods presented.

                                    Net Income(loss)   Common Shares   Earnings(loss)
                                       (Numerator)     (Denominator)     Per Share
                                    ----------------   -------------   --------------

Three Months Ended March 31, 2001

Basic loss per share                    $(26,876)        4,739,399        $(0.01)
                                                                          ======
Dilutive potential shares                                        -
                                        --------------------------
Diluted loss per share                  $(26,876)        4,739,399        $(0.01)
                                        ========================================

Three Months Ended April 1, 2000

Basic earnings per share                $ 28,906         4,739,399        $ 0.01
                                                                          ======
Dilutive potential shares                                   11,641
                                        --------------------------
Diluted earnings per share              $ 28,906         4,751,040        $ 0.01
                                        ========================================

3.    Properties and Equipment

      Property and equipment at cost as of March 31, 2001 and December 31, 2000 consisted of the following:

                                                    2001            2000
                                                    ----            ----

Leasehold improvements                           $  154,344      $  154,344
Equipment                                         1,283,125       1,269,134
Computer software                                   204,134         199,969
Furniture and fixtures                              192,092         191,637
Construction in progress                             54,577          28,842
                                                 --------------------------
                                                  1,888,272       1,843,926

Less accumulated depreciation and amortization    1,342,901       1,275,782
                                                 --------------------------
                                                 $  545,371      $  568,144
                                                 ==========================

4.    Inventories

      Inventories as of March 31, 2001 and December 31, 2000 consisted of the following:

                                                    2001            2000
                                                    ----            ----

Raw Material                                     $  932,873      $  717,558
Work in Progress                                    278,925         272,420
Finished Goods                                      207,442         134,991
                                                 --------------------------

                                                 $1,419,240      $1,124,969
                                                 ==========================

5.    Legal Proceedings

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

      In April 2000 the Company commenced an arbitration against Practical Tank Management and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. The arbitration is being held in Portland, under administration by the American Arbitration Association. In their answer, the defendants and an affiliate asserted counterclaims against the Company for an amount stated to be in excess of $5 million, including lost business opportunity and other damages. In a January 2001 deposition, PTM's President stated an intention to pursue damages of approximately $15 million, of which he said that more than $12 million was attributable to lost business opportunity. The proceeding is in the discovery phase. The arbitration hearing currently is scheduled for July 2001. The Company is actively pursuing its claim against PTM and FFPLP, and Company management has stated its intention to vigorously oppose the counterclaims.