Form 10QSB
period 2001-06-30
INTELLIGENT CONTROLS INC
filed 2001-07-31
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001



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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of June 30, 2001.

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

Results of Operations for Six Months Ended June 30, 2001:

For the six months ended June 30, 2001, sales increased 1% to $4,820,897 compared to sales of $4,777,818 for the same period in 2000. The increase in sales is due to higher Fuel Management Systems (FMS) revenue, despite a decrease in Power Reliability Systems (PRS) revenue.

FMS sales for the first six months of 2001 were $3,790,344, an increase of 8% over the $3,505,458 of FMS sales for the same period in 2000. The Company has seen growing success marketing to large end-use customers such as convenience store chains and supermarkets that sell gasoline. These customers represent an increasingly large part of the Company's FMS sales revenue as more and more designate INCON as an approved supplier.

PRS sales for the first six months of 2001 were down 19%, to $1,030,553, as compared to $1,272,360 for the same period in 2000. Although basic demand for PRS was similar to the prior year, the Company has not shipped any large orders in 2001. In 2000 the Company shipped a single $150,000 order in the first quarter. The Company believes that expansions of distribution substations has slowed, and accordingly does not expect to ship as many large orders as was the case during 2000.

Gross margins were 52% for the first half of 2001, as compared to 49% for the same period in 2000. Strong gross margins are the result of the Company's continued efforts to control overhead spending and align manufacturing expenses to current production volumes.

Overall operating expenses of $2,487,429 during the first six months of 2001 were 6% higher than for the same period in 2000. This increase is largely attributed to legal expenses related to the two matters discussed in Note 5 to the financial statements. The Company continues to invest in sales/marketing and product development in amounts substantially consistent with prior periods.

Net income increased from $57,140 in the first half of 2000, to $67,389 in the first half of 2001. The increase is primarily due to stronger gross margins, offset by slightly higher operating expenses. The Company continues to have no debt. Interest income contributed $135,025 to pretax profits.

Liquidity and Capital Resources at June 30, 2001:

As of June 30, 2001 the Company had $5,283,314 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.


Forward-Looking Statements
--------------------------

The "Management's Discussion and Analysis" section of this report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Petroleum/FMS and Power Utility/PRS products and future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for FMS or PRS products owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; or unanticipated warranty costs.


                                   PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 6, 2001. At the meeting the following matters were voted upon by shareholders. All matters were approved as indicated:

1. To fix the number of directors at five and to re-elect Alan Lukas, George E. Hissong, Paul F. Walsh, Charles D. Yie, and Roger E. Brooks to the Board of Directors.


                                    Withheld
                                    Authority
                         For           For          Total
                         ---        ---------       -----

Alan Lukas            4,421,945       1,689       4,423,634
George E. Hissong     4,422,034       1,600       4,423,634
Paul F. Walsh         4,422,034       1,600       4,423,634
Charles D. Yie        4,422,034       1,600       4,423,634
Roger E. Brooks       4,422,034       1,600       4,423,634


2. To ratify the appointment of Baker Newman & Noyes LLC as independent accountants to the Company for the fiscal year ending December 31, 2001.


         For        Against     Abstain     Broker non-vote
         ---        -------     -------     ---------------

      4,423,534       100          0               0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are filed with this report.

No reports on Form 8-K were filed during the prior fiscal quarter, other than a report filed on or around April 17, 2001 with regard to a change in the Company's independent accountants.




                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
Date:  July 31, 2001                   By: /s/ Andrew B. Clement
                                           ---------------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
                                           principal financial officer)


                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                  As of June 30, 2001 and December 31, 2000


                                                                  (unaudited)
                                                                     2001            2000
                                                                  -----------        ----

                           ASSETS
                           ------

Current Assets:
  Cash and cash equivalents                                       $ 5,283,314     $ 5,182,325
  Accounts receivable, net of allowances of $ 173,000 in 2001
   and $137,500 in 2000                                             1,604,448       1,755,483
  Inventories (Note 4)                                              1,293,317       1,124,969
  Prepaid expenses and other current assets                           104,382          79,457
  Deferred income taxes                                               196,574         196,574
                                                                  ---------------------------

      Total current assets                                          8,482,035       8,338,808

Property and equipment, net (Note 3)                                  518,382         568,144
Other assets                                                           42,797          40,440
                                                                  ---------------------------
      Total assets                                                $ 9,043,214     $ 8,947,392
                                                                  ===========================

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

Current Liabilities:
  Accounts payable                                                $   534,513     $   554,745
  Income taxes payable                                                 46,063
  Accrued expenses                                                    482,805         467,668
  Current portion of long-term debt                                                    12,535
                                                                  ---------------------------

      Total current liabilities                                     1,063,381       1,034,948

Deferred income taxes                                                  28,725          28,725

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares authorized,
   5,061,123 shares issued at June 30, 2001 and
   at Decemeber 31, 2000                                            7,713,897       7,670,207
  Retained earnings                                                 2,439,934       2,372,545
  Receivable from stockholder                                      (1,592,067)     (1,548,377)
  Treasury stock at cost, 321,724 shares at June 30, 2001 and
   at December  31, 2000                                             (610,656)       (610,656)
                                                                  ---------------------------

      Total stockholders' equity                                    7,951,108       7,883,719
                                                                  ---------------------------
      Total liabilities and stockholders' equity                  $ 9,043,214     $ 8,947,392
                                                                  ===========================



   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                     STATEMENTS OF OPERATIONS(unaudited)
  For the Three and Six Month Periods Ended June 30, 2001 and July 1, 2000


                                                             Three Months Ended             Six Months Ended
                                                           June 30         July 1        June 30         July 1
                                                             2001           2000           2001           2000
                                                             ----           ----           ----           ----

Net sales                                                 $2,614,590     $2,279,502     $4,820,897     $4,777,818

Cost of sales                                              1,248,234      1,162,663      2,313,933      2,429,552
                                                          -------------------------------------------------------

Gross profit                                               1,366,356      1,116,839      2,506,964      2,348,266

Operating expenses:
  Selling, general and administrative                        930,134        824,796      1,852,607      1,719,114
  Research and development                                   322,038        300,875        634,822        629,764
                                                          -------------------------------------------------------

                                                           1,252,172      1,125,671      2,487,429      2,348,878
                                                          -------------------------------------------------------

Operating income (loss)                                      114,184         (8,832)        19,535           (612)

Other income (expense):
  Interest income, net                                        61,085         75,615        135,025        134,215
  Other expense                                              (20,702)       (20,046)       (41,171)       (38,463)
                                                          -------------------------------------------------------

                                                              40,383         55,569         93,854         95,752
                                                          -------------------------------------------------------

Income before income taxes                                   154,567         46,737        113,389         95,140

Income tax expense                                            60,300         18,500         46,000         38,000
                                                          -------------------------------------------------------

Net income                                                $   94,267     $   28,237     $   67,389     $   57,140
                                                          =======================================================

  Net income per share basic (Note 2)                          $0.02          $0.01          $0.01          $0.01
  Net income per share diluted (Note 2)                        $0.02          $0.01          $0.01          $0.01

  Weighted average common shares outstanding (Note 2)      4,739,399      4,739,399      4,739,399      4,739,399
                                                          =======================================================

  Weighted average common and
   common equivalent shares outstanding (Note 2)           4,739,399      4,746,133      4,739,874      4,747,474
                                                          =======================================================



   The accompanying notes are an integral part of the financial statements


                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)
       For the Six Month Periods Ended June 30, 2001 and July 1, 2000


                                                          2001           2000
                                                          ----           ----

Cash flows from operating activities:
  Net income                                           $   67,389     $   57,140
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         133,231        162,101
    Changes in assets and liabilities:
      Accounts receivable, net                            151,035        146,220
      Inventories                                        (168,348)      (158,227)
      Prepaid expenses and other current assets           (24,925)        32,194
      Income tax receivable                                               41,144
      Income tax payable                                   46,063
      Other assets                                         (2,357)        (1,674)
      Accounts payable and accrued expenses                (5,095)       (87,051)
                                                       -------------------------

  Net cash provided by operating activities               196,993        191,847
                                                       -------------------------

Cash flows from investing activities:
  Capital expenditures                                    (83,469)       (73,298)
                                                       -------------------------

  Net cash used for investing activities                  (83,469)       (73,298)
                                                       -------------------------

Cash flows from financing activities:
  Repayment of long-term debt                             (12,535)       (80,436)
                                                       -------------------------

  Net cash used for financing activities                  (12,535)       (80,436)
                                                       -------------------------

Net increase in cash                                      100,989         38,113

Cash and cash equivalents at beginning of period        5,182,325      4,980,805
                                                       -------------------------

Cash and cash equivalents at end of period             $5,283,314     $5,018,918
                                                       =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $    6,278
    Income taxes

  Non-cash investing and financing activities
    Interest on stockholder receivable                 $   43,690     $   42,337



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


2.    Earnings Per Common Share
      -------------------------

      Basic earnings per share of common stock have been determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. The exercise of such options was anti-dilutive for the three months ended June 30, 2001.
      Following is a reconciliation of the dual presentations of earnings per share for the periods presented.

                                           Net Income      Common Shares     Earnings
                                           (Numerator)     (Denominator)     Per Share
                                           -----------     -------------     ---------

      Three Months Ended June 30, 2001
      --------------------------------

      Basic loss per share                   $94,267         4,739,399         $0.02
      Dilutive potential shares                                      -         =====
                                             -------------------------
      Diluted loss per share                 $94,267         4,739,399         $0.02
                                             =======================================

      Six Months Ended June 30, 2001
      ------------------------------

      Basic earnings per share               $67,389         4,739,399         $0.01
      Dilutive potential shares                                    475         =====
                                             -------------------------
      Diluted earnings per share             $67,389         4,739,874         $0.01
                                             =======================================

      Three Months Ended July 1, 2000
      -------------------------------

      Basic earnings per share               $28,237         4,739,399         $0.01
      Dilutive potential shares                                  6,734         =====
                                             -------------------------
      Diluted earnings per share             $28,237         4,746,133         $0.01
                                             =======================================

      Six Months Ended July 1, 2000
      -----------------------------

      Basic earnings per share               $57,140         4,739,399         $0.01
      Dilutive potential shares                                  8,075         =====
                                             -------------------------
      Diluted earnings per share             $57,140         4,747,474         $0.01
                                             =======================================



3.    Property and Equipment
      ----------------------

      Property and equipment at cost as of June 30, 2001 and December 31, 2000 consisted of the following:


                                                            2001           2000
                                                            ----           ----

      Leasehold improvements                             $  157,756     $  154,344
      Equipment                                           1,303,613      1,269,134
      Computer software                                     214,608        199,969
      Furniture and fixtures                                192,094        191,637
      Construction in progress                               59,324         28,842
                                                         -------------------------
                                                          1,927,395      1,843,926

      Less accumulated depreciation and amortization      1,409,013      1,275,782
                                                         -------------------------
                                                         $  518,382     $  568,144
                                                         =========================


4.    Inventories
      -----------

      Inventories as of June 30, 2001 and December 31, 2000 consisted of the following:


                              2001           2000
                              ----           ----

      Raw Material         $  823,001     $  717,558
      Work in Progress     $  283,658        272,420
      Finished Goods       $  186,658        134,991
                           -------------------------

                           $1,293,317     $1,124,969
                           =========================



5.    Legal Proceedings
      -----------------

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

      In June 1999 the owner and operator of a convenience/gasoline store (Q&E LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $900,000 in damages, and each defendant has filed a cross-claim against the other in respect thereof. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

      In April 2000 the Company commenced an arbitration against Practical Tank Management and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. The arbitration is being held in Portland, under administration by the American Arbitration Association. In their answer, the defendants and an affiliate (FFP Operating Partners, LP) asserted counterclaims against the Company for an amount stated to be in excess of $5 million, including lost business opportunity and other damages. In a January 2001 deposition, PTM's President stated an intention to pursue damages of approximately $15 million, of which he said that more than $12 million was attributable to lost business opportunity. In June 2001, FFP Operating Partners filed suit in Texas state court against PTM and INCON for approximately $2 million in damages allegedly arising from these same events. INCON removed the action from state to federal court in Texas, and then filed a motion requesting that this claim be referred to arbitration in Maine. The hearing date for the arbitration has been postponed until October 2001, in part to allow the federal court in Texas to rule on this motion. The Company is actively pursuing its claim against PTM and FFP Partners, and Company management has stated its intention to vigorously oppose the various claims and counterclaims interposed by PTM and its affiliates.