Form 10QSB
period 2001-09-30
INTELLIGENT CONTROLS INC
filed 2001-11-14
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001


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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of September 30, 2001.

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

Results of Operations for the Nine Months Ended September 30, 2001:

For the nine months ended September 30, 2001, sales increased 2% to $7,498,347 compared to sales of $7,327,262 for the same period in 2000. The increase in sales is due to higher Fuel Management Systems (FMS) revenue, despite a decrease in Power Reliability Systems (PRS) revenue.

FMS Sales for the first nine months of 2001 were $5,967,163, an increase of 12% over the $5,307,507 of FMS sales for the same period in 2000. The Company has seen growing success marketing to large end-use customers such as convenience store chains and supermarkets that sell gasoline. These customers represent an increasingly large part of the Company's FMS sales revenue as more and more designate INCON as an approved supplier.

PRS sales for the first nine months of 2001 were down 24%, to $1,531,184, as compared to $2,019,755 for the same period in 2000. Although basic demand for PRS was similar to the prior year, the Company has not shipped any large orders in 2001. In 2000 the Company shipped two orders totaling $250,000 in the first and third quarter. The Company believes that expansions of distribution substations have slowed, which reduces the prospects of receiving large orders of this type of equipment.

Gross margins were 53% for the first nine months of 2001, as compared to 51% for the same period in 2000. Strong gross margins are the result of the Company's continued efforts to control overhead spending and align manufacturing expenses to current production volumes.

Overall operating expenses of $3,935,407 during the first nine months of 2001 were 14% higher than for the same period in 2000. This increase is largely attributed to legal expenses in connection with the proceedings described in Note 5 to the financial statements. In September 2001, the Company also accrued a one-time $150,000 charge for continued salary and benefits for a former executive officer. This officer, Mr. Alan Lukas, will continue as Chairman of the Board of Directors and will provide consulting services to the Company. Investments in sales/marketing and product development are consistent with prior periods.

Net income decreased from $254,117 in the first nine months of 2000, to $106,565 in the first nine months of 2001. The decrease is primarily due to additional legal expenses and a one-time salary continuation accrual, partially offset by higher volumes and stronger gross margins. The Company continues to have no debt. Interest income contributed $184,093 to pretax profits.


Liquidity and Capital Resources at September 30, 2001:

As of September 30, 2001 the Company had $5,475,866 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

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


                                   PART II


ITEM 1.  LEGAL PROCEEDINGS

A description of legal proceedings is found in Note 5 to the financial statements, and is incorporated herein by reference.


ITEM 5.  OTHER INFORMATION

In September 2001, Alan Lukas stepped down as Vice President of Product Development. He continues to serve as Chairman of the Board of Directors, remains a major shareholder and will be providing consulting services to INCON from time to time. In connection with the termination of his full-time employment, Mr. Lukas will receive continued salary and benefits for the period set forth in his Employment Agreement dated as of May 1, 1998.


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


                                       INTELLIGENT CONTROLS, INC.
Date:  November 14, 2001               By: /s/ Andrew B. Clement
                                           ---------------------
                                           Andrew B. Clement, Controller
                                           (on behalf of the Company and as
                                           principal financial officer)

                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
               As of September 30, 2001 and December 31, 2000

                                                                       (unaudited)
                                                                          2001            2000
                                                                       -----------        ----

                              ASSETS
                              ------
Current Assets:
  Cash and cash equivalents                                            $ 5,475,866     $ 5,182,325
  Accounts receivable, net of allowances of $ 127,000 in 2001
   and $137,500 in 2000                                                  1,599,635       1,755,483
  Inventories (Note 4)                                                   1,322,304       1,124,969
  Prepaid expenses and other current assets                                184,775          79,457
  Deferred income taxes                                                    196,574         196,574
                                                                       ---------------------------

      Total current assets                                               8,779,154       8,338,808

Property and equipment, net (Note 3)                                       483,718         568,144
Other assets                                                                43,975          40,440
                                                                       ---------------------------
      Total assets                                                     $ 9,306,847     $ 8,947,392
                                                                       ===========================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
  Accounts payable                                                     $   595,104     $   554,745
  Income taxes payable                                                      55,780               -
  Accrued expenses                                                         636,954         467,668
  Current portion of long-term debt                                              -          12,535
                                                                       ---------------------------

      Total current liabilities                                          1,287,838       1,034,948

Deferred income taxes                                                       28,725          28,725

Contingencies (Note 5)

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares authorized,
   5,061,123 shares issued at September 30, 2001 and
   at Decemeber 31, 2000                                                 7,736,103       7,670,207
  Retained earnings                                                      2,479,110       2,372,545
  Receivable from stockholder                                           (1,614,273)     (1,548,377)
  Treasury stock at cost, 321,724 shares at September 30, 2001 and
   at December 31, 2000                                                   (610,656)       (610,656)
                                                                       ---------------------------

      Total stockholders' equity                                         7,990,284       7,883,719
                                                                       ---------------------------
      Total liabilities and stockholders' equity                       $ 9,306,847     $ 8,947,392
                                                                       ===========================


   The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF OPERATIONS (unaudited)
        For the Three and Nine Month Periods Ended September 30, 2001
                           and September 30, 2000


                                                               Three Months Ended                 Nine Months Ended
                                                          September 30     September 30     September 30     September 30
                                                             2001             2000             2001             2000
                                                          ------------     ------------     ------------     ------------

Net sales                                                  $2,677,450       $2,549,442       $7,498,347       $7,327,262

Cost of sales                                               1,192,771        1,175,622        3,506,704        3,605,317
                                                           -------------------------------------------------------------

Gross profit                                                1,484,679        1,373,820        3,991,643        3,721,945

Operating expenses:
  Selling, general and administrative                       1,136,549          821,202        2,989,151        2,540,317
  Research and development                                    311,433          279,679          946,255          909,689
                                                           -------------------------------------------------------------

                                                            1,447,982        1,100,881        3,935,406        3,450,006
                                                           -------------------------------------------------------------

Operating income                                               36,697          272,939           56,237          271,939

Other income (expense):
  Interest income, net                                         49,068           77,903          184,093          212,117
  Other expense                                               (21,594)         (23,476)         (62,765)         (61,939)
                                                           -------------------------------------------------------------

                                                               27,474           54,427          121,328          150,178
                                                           -------------------------------------------------------------

Income before income taxes                                     64,171          327,366          177,565          422,117

Income tax expense                                             25,000          130,000           71,000          168,000
                                                           -------------------------------------------------------------

Net income                                                 $   39,171       $  197,366       $  106,565       $  254,117
                                                           =============================================================

  Net income per share basic (Note 2)                           $0.01            $0.04            $0.02            $0.05
  Net income per share diluted (Note 2)                         $0.01            $0.04            $0.02            $0.05

  Weighted average common shares outstanding (Note 2)       4,739,399        4,739,399        4,739,399        4,739,399
                                                           =============================================================

  Weighted average common and common equivalent
   shares outstanding (Note 2)                              4,739,399        4,745,023        4,739,577        4,745,881
                                                           =============================================================


   The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (unaudited)
 For the Nine Month Periods Ended September 30, 2001 and September 30, 2000


                                                          2001           2000
                                                          ----           ----

Cash flows from operating activities:
  Net income                                           $  106,565     $  254,117
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         196,998        237,935
    Changes in assets and liabilities:
      Accounts receivable, net                            155,848        (66,592)
      Inventories                                        (197,335)      (159,471)
      Prepaid expenses and other current assets          (105,318)       (15,105)
      Income tax receivable                                     -        105,292
      Income tax payable                                   55,780        105,845
      Other assets                                         (3,535)        (2,852)
      Accounts payable and accrued expenses               209,645        (31,603)
                                                       -------------------------

  Net cash provided by operating activities               418,648        427,566
                                                       -------------------------

Cash flows from investing activities:
  Capital expenditures                                   (112,572)       (95,485)
                                                       -------------------------

  Net cash used for investing activities                 (112,572)       (95,485)
                                                       -------------------------

Cash flows from financing activities:
  Repayment of long-term debt                             (12,535)      (120,654)
                                                       -------------------------

  Net cash used for financing activities                  (12,535)      (120,654)
                                                       -------------------------

Net increase in cash                                      293,541        211,427

Cash and cash equivalents at beginning of period        5,182,325      4,980,805
                                                       -------------------------

Cash and cash equivalents at end of period             $5,475,866     $5,192,232
                                                       =========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                           $        -     $    6,278
    Income taxes                                       $        -     $   35,500

  Non-cash investing and financing activities
    Interest on stockholder receivable                 $   65,896     $   63,390


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


2.    Earnings Per Common Share
      -------------------------

      Basic earnings per share of common stock have been determined by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. The exercise of such options was anti-dilutive for the three months ended September 30, 2001. Following is a reconciliation of the dual presentations of earnings per share for the periods presented.


                                                Net Income      Common Shares     Earnings
                                                (Numerator)     (Denominator)     Per Share
                                                -----------     -------------     ---------

      Three Months Ended September 30, 2001
      -------------------------------------

      Basic earnings per share                   $ 39,171         4,739,399         $0.01
      Dilutive potential shares                                           -         =====
                                                 --------------------------
      Diluted earnings per share                 $ 39,171         4,739,399         $0.01
                                                 ========================================

      Nine Months Ended September 30, 2001
      ------------------------------------

      Basic earnings per share                   $106,565         4,739,399         $0.02
      Dilutive potential shares                                         178         =====
                                                 --------------------------
      Diluted earnings per share                 $106,565         4,739,577         $0.02
                                                 ========================================

      Three Months Ended September 30, 2000
      -------------------------------------

      Basic earnings per share                   $197,366         4,739,399         $0.04
      Dilutive potential shares                                       5,624         =====
                                                 --------------------------
      Diluted earnings per share                 $197,366         4,745,023         $0.04
                                                 ========================================

      Nine Months Ended September 30, 2000
      ------------------------------------

      Basic earnings per share                   $254,117         4,739,399         $0.05
      Dilutive potential shares                                       6,482         =====
                                                 --------------------------
      Diluted earnings per share                 $254,117         4,745,881         $0.05
                                                 ========================================


3.    Property and Equipment
      ----------------------

      Property and equipment at cost as of September 30, 2001 and December 31, 2000 consisted of the following:


                                                            2001           2000
                                                            ----           ----

      Leasehold improvements                             $  157,756     $  154,344
      Equipment                                           1,316,718      1,269,134
      Computer software                                     216,843        199,969
      Furniture and fixtures                                192,092        191,637
      Construction in progress                               73,090         28,842
                                                         -------------------------
                                                          1,956,499      1,843,926

      Less accumulated depreciation and amortization      1,472,781       1,275,782
                                                         -------------------------
                                                         $  483,718     $   568,144
                                                         =========================



4.    Inventories
      -----------


                                                            2001           2000
                                                            ----           ----

      Raw Material                                       $  830,117     $  717,558
      Work in Progress                                      288,324        272,420
      Finished Goods                                        203,863        134,991
                                                         -------------------------

                                                         $1,322,304     $1,124,969
                                                         =========================


      Inventories as of September 30, 2001 and December 31, 2000 consisted of the following:


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

      In April 2000 the Company commenced an arbitration against Practical Tank Management and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. The arbitration is being held in Portland, under administration by the American Arbitration Association. In their answer, the defendants and an affiliate (FFP Operating Partners, LP) asserted counterclaims against the Company for an amount stated to be in excess of $5 million, including lost business opportunity and other damages. In a January 2001 deposition, PTM's President stated an intention to pursue damages of approximately $15 million, of which he said that more than $12 million was attributable to lost business opportunity. In June 2001, FFP Operating Partners filed suit in Texas state court against PTM and INCON for approximately $2 million in damages allegedly arising from these same events. INCON removed the action from state to federal court in Texas, and then filed a motion requesting that this claim be referred to arbitration in Maine. The federal court granted this motion. An arbitration hearing on all claims was held in October and November. The parties are awaiting a decision of the arbitration panel.

                                EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.4A Letter Agreement dated August 27, 2001 with Alan Lukas, regarding severance arrangements