Form 10KSB
period 2001-12-31
INTELLIGENT CONTROLS INC
filed 2002-03-20
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                           ----------------------

                                 FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Issuer's revenues for its most recent fiscal year: $10,016,934

The aggregate market value of common stock held by non-affiliates as of February 28, 2002 was $1,353,822.

There were 4,739,399 shares of common stock of the issuer outstanding as of February 28, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III: Proxy Statement for the Annual Meeting of Shareholders to be held in June 2002.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                     ---     ---

                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Intelligent Controls, Inc. ("INCON" or the "Company") is a Maine corporation founded in 1978. INCON designs, manufactures, and sells electronic measurement systems and software to the petroleum and power utility industries as well as for general level measurement, monitoring and predictive maintenance applications. The Company's products, including related applications and communication software, enable the users to detect leaks, measure liquid levels, and perform general and predictive maintenance monitoring and protection of equipment, for position indication and as an early indicator of wear and potential failure. The table below summarizes sales for these product lines over the past three years.

                          NET SALES BY PRODUCT LINE
                           (Dollars In Thousands)


                                  2001               2000              1999
                             --------------     -------------     --------------

Petroleum (FMS):
  OEMs                       $     -      0%    $   12      0%    $   337      3%
  End Users                    7,849     78%     7,429     75%     10,867     84%
                             -------            ------            -------
    Total FMS:                 7,849             7,441             11,204

Power Reliability (PRS):
  Power Utility                2,014     20%     2,260     23%      1,534     12%
  General Instrumentation        154      2%       240      2%        167      1%
                             -------            ------            -------
    Total PRS:                 2,168             2,500              1,701

      TOTAL NET SALES        $10,017    100%    $9,941    100%    $12,905    100%
                             =======            ======            =======


Fuel Management Systems (FMS) for Petroleum Equipment Markets

INCON manufactures electronic instruments and software for use at retail gasoline stations, traditional gasoline/convenience stores, and high volume retailers that also sell gasoline (including certain supermarkets, mass merchandisers and discount stores). INCON's FMS products are also utilized in other locations where petroleum fuels or chemicals are stored in underground storage tanks ("USTs") and above ground storage tanks ("ASTs"), including large private fleets, government agencies, municipalities, and fuel distribution companies. The FMS products include automatic tank gauges (some with remote communications features), dedicated leak detectors, liquid level sensors, line leak detectors, user interface software, and various accessories, all of which can be used to meet UST monitoring regulations promulgated by the U.S. Environmental Protection Agency (the "EPA"). They also provide important information for the tank owner to manage fuel inventories on a real-time basis. The manufacturing process for these and other INCON products consists of basic mechanical and electronic assembly, the embedding of software into the electronics and the duplication of CDs that include the Company's client/server remote monitoring and polling software.

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

The Company's electronic line leak detector ("LLD") monitors the pressurized pipe between a submersible pump (located in the tank) and the dispenser (gas pump). This product meets pipeline-monitoring requirements imposed by EPA regulations and is an updated technology that can replace mechanical line leak detectors. The LLD can interface with an ATG or operate as a stand-alone device. Since its original 1995 introduction, the LLD product has been enhanced, and the Company was granted Patent No. 5,918,268 for its invention. In addition to the ATG consoles, line leak detectors and liquid level sensors, INCON offers a wide variety of accessories, software, and leak detection sensors. These provide the ability to customize a system for specific customer applications, allow the system to sense leaks and measure fuel inventory levels in many different locations, and simplify installation. The Company assembles some of these products, while others are fabricated by outside contractors to INCON specifications.

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

In 1998 the Company introduced a new ATG product line, the 1001 and 2001 models, marketed under the Company's Tank Sentinel registered trademark. They were designed as the new generation product to replace INCON's model 1000 and 2000 series. These units have optional internal fax modem communications capability and were designed to be easy to use and upgrade, providing greater flexibility for the operator. The Company believes they provide more overall capability than any other tank gauge in their price range, as well as upgraded display, printer, and keyboard functions. This contrasts to some competitive models that cannot be upgraded, or require very expensive additional modules to accommodate needed features. The 1001 model can accommodate four liquid level sensor inputs and the 2001 model accommodates eight. The 1001 and 2001 models are designed to be cost-effective to manufacture and incorporate a large number of common components. During 2001 on-going improvements have been made to the 1001 and 2001 models including incorporating the capability to monitor cathodic protection systems installed when underground steel tanks are in use. The Company also introduced an AST-specific version of the ATG, designated as models 504 and 508. The first model can handle up to four above ground tanks while the second handles up to eight tanks. As part of this new offering, the Company incorporated a pressure transducer based liquid level measurement capability, thus extending the height of tanks it could measure to fifty feet.

Starting in 1998, the Company has been actively developing software product capability that can be offered alone, or in combination with INCON hardware products. This capability will allow probe users to efficiently integrate an overall system using equipment and software modules, which can interface with their established or developing business information systems. This software, originally called System Sentinel Version 1.0, was released starting in February 1999 followed by System Sentinel Version 2.0 released in November 1999 and Version 2.6 released in October 2001. As part of the October 2001 release, System Sentinel incorporated improved features related to inventory forecasting and sales tracking. In October 2000, the Company introduced System Sentinel AnyWare, an Internet version of Windows NT based System Sentinel. This innovative package enables a geographically diverse and mobile organization to manage fuel inventory and compliance through any combination of pagers, laptop PCs and personal digital assistants ("PDAs"). During 2001, System Sentinel AnyWare was deployed at several large users as an upgrade and enhancement to the Windows NT based System Sentinel. The Company intends to offer both versions of their application software package, since they target different size users with varying degrees of sophistication and computer network infrastructure.

In late 1999 the Company introduced a power conditioning product line, Power Sentinel. This device is manufactured for the Company by an outside supplier and provides surge protection and noise reduction for the electrical circuits. The Company believes that as more sophisticated electronics are installed in petroleum retailing sites, such TVSS (transient voltage surge suppression) devices will be installed more frequently and, in some cases, be a necessary condition for equipment manufacturer warranties.

The demand for ATGs and LLDs domestically had been strong in 1997, 1998 and early 1999, bolstered by EPA and state regulations that require owners of USTs to monitor tanks and related lines for leaks. In addition to more sophisticated and automated techniques (such as automatic tank gauging), the EPA regulations permit the use of inventory reconciliation and manual (dip stick) testing as a means of compliance. Although less expensive, these methods do not provide for accurate inventory measurement and control and are also subject to personnel variables affecting manual stick readings and data recording. INCON's management believes that UST owners will continue to automate both inventory and leak detection systems to ensure accuracy and reduce dependence on trained personnel. Moreover, leak detection requirements may become more stringent in the future, for example, due to heightened concerns about MTBE contamination of groundwater. After December 22, 1998, inventory reconciliation and manual testing is permissible only (i) during the first ten years after a tank is newly installed or upgraded in accordance with EPA performance standards or (ii) in the case of small tanks having less than 550 gallons of capacity.

All tanks had to meet EPA performance standards by December 1998, and management believes this strengthened the market for ATGs and LLDs during early 1999 as a certain amount of carryover activity took place. New gasoline and convenience store expansion continued in 1999 and part of 2000, due to growth in the economy and upgrading of acquired sites by larger, more aggressive convenience store marketers. Construction demand was also favorably affected by non-traditional retailers, such as supermarkets and wholesale clubs, entering the retail petroleum market. However, countering this during 2001 and part of 2000 was a general slowdown in activity by both major oil companies and convenience store chains, in line with a weakening overall domestic economy.

Internationally, many countries follow the lead of the United States, in terms of both environmental regulations and measurement technologies. The demand for ATGs and LLDs is expected to continue to grow in other parts of the world.

Power Reliability Systems (PRS) for Power Utility and General Industrial
Markets

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

INCON's power utility product line includes three instruments, the Model 1250, the Optimizer and the CCSM (control circuit status monitor) offering automated control and data collection for electrical substations. Two other power utility products, the Model 1255 and Model 1810, are offered for use in automating hydroelectric generating plants. The Model 1250 Tap Position Monitor is used on large high-voltage transformers. These transformers are typically equipped with "tap changers" that regulate the voltage on the power transmission and distribution grid. The voltage is adjusted by switching to any one of approximately 32 "voltage taps." The Model 1250 allows utilities to use their system control and data acquisition system ("SCADA") to monitor from a central station which tap has been selected. Utilities can then establish interactive control over tap changing through the system and can adjust and regulate the voltage being produced by the transformer. This product is also sold directly to transformer manufacturers and is mounted on many new units sold. During 2000 the Company received three orders in excess of 100 units each that were part of utility upgrade and infra-structure improvement programs. No similar large orders were received in 2001.

The Optimizer is a microprocessor-based monitoring device used to predict life and schedule preventive maintenance for high-voltage circuit breakers used by electric utilities. It measures the energy dissipated by the contacts in large circuit breakers as they operate. The Optimizer product can help power utilities reduce the cost of breaker maintenance and avoid service interruptions. The product was originally released in 1996 and a second- generation version, the Optimizer+, was introduced in September 1998. This product continues to be evaluated by utilities, and there were a number of program orders placed during 2000 to add Optimizer+ devices to various critical circuit breakers. Program orders continued to be placed in 2001, but the adoption rate for continuous circuit breaker monitoring has been slow.

The CCSM was developed and introduced in 2001 at the specific request of a large electric utility located in the southeastern part of the US. Its purpose is to validate the condition of circuit breakers and confirm that, in the event of a fault, the breaker is capable of opening. Trial installations were completed in 2001, although no program purchases were made. The Company has promoted this limited feature breaker monitoring product to other electric utilities and the concept has been well received on a trial basis.

During 2001 the Company also undertook a paid design and supply contract from a large customer to develop a specific electronic instrument for incorporation into the customers system on an OEM basis. The design was completed and was under beta test at the end of the year. Upon acceptance by the customer, the Company has an agreement to supply a minimum of several hundred units per year over a five year period.

Software/Systems Products

The petroleum market sector continues to bring electronic data interchange and the power of the computer and networking to bear on its business activities. Remote communication, via modem or RF, is becoming an important capability as multiple-site enterprises seek to gather information and control their activities in a standardized and centralized way. Petroleum product marketers, gasoline retailers, gas/convenience store operators, and fuel wholesalers desire automated information and the ability to monitor and plan their activities centrally with less dependence on local management and employees. Modem communications as well as local/host computer systems allow some companies to manage inventories of liquid products, automatically order new product, and comply with environmental monitoring and reporting requirements. In order to meet competitive business pressures as well as regulatory requirements to monitor leaks, users are pushing this market sector towards greater demand for multi-site systems.

INCON is actively providing software and systems capability to complement its measurement and leak detection instruments. In 2000 the Company was successful in working with a major oil company, with a large number of retail petroleum sites, to supply a customized software and communication system which linked environmental and business monitoring and reporting through the customer's proprietary satellite communications network. The implementation of this system was completed at 750 of the major oil company's sites in 2001. As a result of this successful experience and to take advantage of the market trends, INCON began the development of System Sentinel AnyWare, an Internet version of the Windows NT based System Sentinel. This innovative software, which also allows users to employ conventional browser technology to view their information, was debuted at the National Association of Convenience Store Exhibition held in October 2000. During 2001, System Sentinel AnyWare was deployed at several large users, including the major oil company noted above, as an upgrade and enhancement to the Windows NT based System Sentinel. In October 2001, Version 2.6 of System Sentinel was introduced and incorporated improved features related to inventory forecasting and sales tracking. The Company intends to offer both versions, Windows NT and Internet, of its System Sentinel application software, since each targets different size users with varying degrees of sophistication and computer network infrastructure.

Competition

The petroleum equipment market is very competitive, both for instrumentation and software/system products. The Company's products compete with similar offerings from other manufacturers in the industry. In addition to INCON, there are at least three other meaningful suppliers of automatic tank gauge systems, one of which (a division of a large public company) is believed to have approximately a 65% market share. These suppliers, because they are larger or part of a larger corporation, have potentially greater resources than the Company. The number of minor suppliers of ATGs has actually declined, due primarily to consolidation within the petroleum equipment industry. The Company believes it is the number two supplier in the market. The market leader continues to offer customers the option of contracting out some or all of their measurement and compliance management activities. In such a case, a monthly service fee is charged and the products can be installed and leased to the site owner. Based on observations to date, INCON's management believes that this concept is slowly being adopted, and may be beneficial to certain types of UST and ATG owners and operators. Although the Company has not provided this outsource service directly, some of its customers are active in this area and the Company has and will continue to benefit from this trend through increased hardware, communications, and software sales.

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

During 1999, GE Power Systems acquired two small companies that are competitors to INCON in the circuit breaker monitoring product area. GE has resources that are considerably greater than those of the Company. Management believes that these acquisitions are evidence that the demand for circuit breaker monitors is getting stronger and that electric utilities will place increased emphasis on sub-station automation and reliability in the future.

Customers

INCON's customer base remains highly diversified, with no one customer accounting for more than 10% of the Company's business in 2001. In the petroleum equipment area the Company's customers are principally petroleum equipment distributors that purchase products from INCON and are responsible for installation and after-sales service. These distributors range from very large, regionally active organizations, to small organizations that focus on a narrow customer group or geography. Distributors usually handle other complementary products sold to the same end-use customer base. Examples of such products are gasoline dispensers, point-of-sale ("POS") systems, vapor recovery systems, lighting, and canopies. Often the Company's products are specified by end-users that choose to standardize their equipment for all their locations. The distributors and end-use customers are serviced by INCON's factory-based national selling and technical service organization as well as by regionally based manufacturer's representatives. In addition, the Company has a number of large direct national accounts.

In the power utility and predictive maintenance instruments product line, INCON's customers consist of original equipment manufacturers ("OEMs") and various electric utilities or large private system operators. These customers are serviced by the Company's factory-based national selling organization as well as by regionally based manufacturer's representatives.

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

General

As of March 1, 2002 the Company employed 63 people, including 16 in sales, marketing and technical service, 11 in research and product development, 8 in administration, and 28 in manufacturing operations.

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

INCON continuously invests in the development of new products and software as well as adapting existing products to new applications. During 1999, 2000 and 2001 the expenditures relating to the development of new products and the improvement of existing products were approximately $1,188,000, $1,192,000, and 1,255,000 respectively. These research and product development expenditures represent 9% to 13% of sales.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company leases two modern 13,000 square foot facilities in an industrial park in Saco, Maine. One building serves as executive offices; the other as manufacturing and quality control. The executive office building is leased from a corporation owned in part by two principal INCON shareholders, Alan and Paul Lukas. The other building is leased from an unrelated third party. The leases on these buildings expire in October 2003; and the executive office building includes an option to purchase at the then fair market value, subject to certain minimum purchase price requirements.

The Company maintains no other direct or indirect investments in real estate and has no current intentions to do so.

ITEM 3.   LEGAL PROCEEDINGS.

In April 2000 the Company commenced an arbitration against Practical Tank Management (PTM) and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. As part of the arbitration proceeding, PTM and related entities brought various claims against the Company for more than $15,000,000 in alleged damages. In February 2002, the arbitration panel handed down its decision in this matter. The arbitrators awarded the sum of $446,402 against the Company, plus prejudgment interest of $55,893. By its terms, the arbitrators' ruling extinguishes all other claims of PTM and its affiliates and business allies. The Company accrued $502,295 in 2001 to recognize the cost of this award. This amount will be paid in 2002.

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

In June 1999 the owner and operator of a convenience/gasoline store (Q&E
LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $1,000,000 in damages. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the shareholders of the Company during the fourth quarter of 2001.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 15, 1995 the Company's common stock was accepted for listing and began trading on the Emerging Company Marketplace of the American Stock Exchange. The trading symbol for INCON common stock is ITC (sometimes shown as ITC.EC).

The high-low prices for the Company's stock for the last four quarters were as follows:


                                           High     Low
                                           ----     ---

      Quarter Ended March 31, 2001        $1.50    $1.25

      Quarter Ended June 30, 2001         $1.35    $1.00

      Quarter Ended September 30, 2001    $1.35    $1.00

      Quarter Ended December 31, 2001     $1.12    $0.75


As of March 1, 2002 the Company had 319 shareholders of record.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

2001 Compared to 2000

Net sales for 2001 were $10.0 million, up slightly from $9.9 million for 2000. There was an overall increase in the Company's Fuel Management Systems ("FMS") products, offset by a decline in sales of the Company's Power Reliability Systems ("PRS") products.

FMS sales revenue grew 5.5%, from $7.4 million in 2000 to $7.8 million in 2001. The Company has seen growing success marketing to large end-use customers such as convenience store chains and supermarkets that sell gasoline. These customers represent an increasingly larger part of the Company's FMS sales revenue as more and more designate INCON as an approved supplier.

PRS sales revenues declined 13.3%, from $2.5 million in 2000 to $2.2 million in 2001. Although basic demand for PRS was similar to the prior year, the Company did not ship any large orders in 2001. In 2000 the Company shipped three large orders totaling $250,000. The Company believes that expansion of distribution substations has slowed, which adversely affected year 2001 prospects of receiving large orders for this type of equipment.

Gross margins increased from 51.8% in 2000 to 54.3% in 2001. Strong gross margins are the result of the Company's continued efforts to control overhead spending and align direct labor expenses to current production volumes. The two primary areas of savings were in reduced salary expense for direct and indirect production departments and reduced warranty costs.

Total operating expenses increased 30% to $6.1 million in 2001, as compared to $4.7 million in 2000. The increase was in large part due to approximately $483,000 in legal expenses and a $502,000 charge from an arbitration award to PTM. There also was a one-time $150,000 pre-tax charge for salary and benefits continuation under the employment contract of an executive officer who left the Company in September 2001. In addition, the Company has continued to invest in sales and marketing as well as research and development, resulting in an overall increase in spending for these categories of $265,000, or 7%.

The Company had an operating loss of ($661,553), or (6.6%) of sales, for 2001, compared to operating income of $461,184, or 4.6% of sales, in 2000. The decline in operating income was due to the increase in operating expenses, in large part due to the nonrecurring PTM award and associated legal expense, and was partially offset by increased gross margin on slightly higher sales.

The net loss was ($281,645) in 2001 compared to net income of $435,271 in 2000, and included $209,000 of interest income (net), compared to $293,000 in 2000.

2000 Compared to 1999

Net sales for 2000 were $9.9 million, down from $12.9 million for fiscal year 1999. The $3 million, or 23%, decline was due to a continued slowdown in sales of the Company's FMS products. The decline was partially offset by an increase in the Company's PRS sales revenue.

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

Despite declines in revenue, gross margins in 2000 were equal to 1999 gross margins of 52.0%. The strong margin performance was primarily due to a more efficient manufacturing cost structure, reduced warranty spending, and a favorable product mix. Throughout 2000 the Company continued to carefully monitor manufacturing expenditures to keep them consistent with current sales levels.

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

Operating income for 2000 was down almost $600,000 from 1999, due to the decline in sales. Operating income as a percent of sales fell from 8.2%, or $1,057,000 in 1999 to 4.6%, or $461,000 in 2000. Although sales were lower, continued strong margins and a reduction in operating and warranty service expenses allowed the Company to remain profitable.

Net income for 2000 was $435,000, compared to $798,000 in 1999, and included $293,000 in interest income (net) versus $330,000 in 1999.

Liquidity and Capital Resources
-------------------------------

The Company did not utilize its $3.5 million working capital line of credit in 2000 or 2001. All operations were funded with the Company's internally generated cash. As of December 31, 2001 the Company had $3.5 million available to be borrowed on its working capital line of credit, as well as a cash balance of $5,329,000.

Total 2001 year-end inventories were valued at $1,380,000 up from $1,125,000, due to inventories associated with the phase-in of improved product designs. Accounts receivable decreased to $1,564,000 at 2001 year-end, down from $1,755,000 at year-end 2000, due to reduced days-sales-outstanding resulting from the collection of certain specific extended term deals.

The Company has a $1 million equipment revolver, which remains fully available.

The Company believes that current funds and existing lines of credit are adequate to fund existing operations for the foreseeable future.

Forward-Looking Statements
--------------------------

The "Management's Discussion and Analysis," "Description of Business" and "Description of Property" sections of this report contain forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to estimates of future market demand and trends regarding Fuel Management Systems and Power Reliability Systems products, intended future product offerings, and future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for ATG and LLD products or Power Reliability Systems products, owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; unanticipated warranty costs from existing products or newly introduced products; and risks attendant to changes in the Company's business from future product developments, marketing and sales efforts, or corporate transactions.

ITEM 7.   FINANCIAL STATEMENTS.

Audited financial statements of the Company appear after the signature page below, and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, the Company as of April 13, 2001, hired Baker, Newman & Noyes, LLC as its independent auditors for the fiscal year ending
December 31, 2001.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information with respect to the executive officers of the Company is set forth below. All other information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Shareholders, to be held in June 2002.

Under the bylaws of the Company, all officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office.

There are no family relationships among any executive officers or directors.

The executive officers of the Company are as follows:


Name                 Age    Positions with Company
----                 ---    ----------------------

Roger E. Brooks       57    Chief Executive Officer and Director

Andrew B. Clement     32    Controller and Assistant Treasurer

Enrique Sales         38    Vice President Sales & Marketing

Dean Richards         53    Vice President Manufacturing


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

Dean Richards joined INCON in May 1999 as Vice President of Manufacturing. Previously he held positions as Director of Manufacturing, Measurement & Control Division of Analogic Corporation (1996-1999), Vice President of Operations, a/d/s/ Inc. (1993-1996), Director of Manufacturing Industrial Technology Group, Analogic Corporation (1986-1993), Director of Manufacturing, Vicor Corporation (1983-1986), Operations Manager, Data Precision Corporation (1981-1983), and Operations Manager of Intronics, Inc (1971-1981).

On September 14, 2001, Alan Lukas left his full-time position as Vice President Product Development of the Company. He continues to serve as Chairman of the Board of Directors of INCON and remains a consultant to the Company.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

An index of the exhibits filed with this report appears after the financial statements below, and is incorporated herein by reference.

During the fourth quarter of 2001 the Company filed no reports on Form 8-K.

                                 SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT CONTROLS, INC.

                                       By:  /s Roger E. Brooks
                                            --------------------------------
                                            Roger E. Brooks, President and
                                            Chief Executive Officer
                                            Date:  March 20, 2002

                                       By:  /s Andrew B. Clement
                                            --------------------------------
                                            Andrew B. Clement, Controller
                                            (principal financial officer and
                                            principal accounting officer)
                                            Date:  March 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s  Roger E. Brooks                    Date:  March 20, 2002
---------------------------------
Roger E. Brooks, President, Chief
Executive Officer and Director


/s  Andrew B. Clement                  Date:  March 20, 2002
---------------------------------
Andrew B. Clement, Controller


/s George E. Hissong                   Date:  March 20, 2002
---------------------------------
George E. Hissong, Director


/s  Alan Lukas                         Date:  March 20, 2002
---------------------------------
Alan Lukas, Director


/s Paul  F. Walsh                      Date:  March 20, 2002
---------------------------------
Paul F. Walsh, Director


/s  Charles D. Yie                     Date:  March 20, 2002
---------------------------------
Charles Yie, Director

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Intelligent Controls, Inc.
Saco, Maine


We have audited the accompanying balance sheet of Intelligent Controls, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Controls, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





Portland, Maine                        Baker Newman & Noyes, LLC
February 14, 2002


<        15


                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
INTELLIGENT CONTROLS, INC.

In our opinion, the accompanying balance sheet and the related statements of income, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Intelligent Controls, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on the 2000 financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Portland, Maine
February 9, 2001

                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                As of December 31, 2001 and December 31, 2000

                           ASSETS (Notes 4 and 5)
                           ----------------------


                                                                  2001           2000
                                                              -----------    -----------

Current Assets:
  Cash and cash equivalents                                   $ 5,329,126     $ 5,182,325
  Accounts receivable, net of allowances of $85,000 in 2001
   and $137,500 in 2000                                         1,564,247       1,755,483
  Inventories (Note 2)                                          1,379,677       1,124,969
  Prepaid expenses and other current assets                       112,722          79,457
  Income taxes receivable                                         118,247               -
  Deferred income taxes (Note 6)                                  433,879         196,574
                                                               --------------------------
      Total current assets                                      8,937,898       8,338,808

Property and equipment, net (Note 3)                              409,275         568,144
Other assets                                                       45,153          40,440
                                                               --------------------------
       Total assets                                            $9,392,326     $ 8,947,392
                                                               ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
  Accounts payable                                            $   598,289     $   554,745
  Accrued expenses (Notes 9 and 11)                             1,181,493         467,668
                                                               --------------------------

  Current portion of long-term debt (Note 5)                            -          12,535

      Total current liabilities                                 1,779,782       1,034,948

Deferred income taxes (Note 6)                                     10,470          28,725

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity (Note 7):
  Common stock, no par value; 8,000,000 shares authorized,
   5,061,123 shares issued                                      7,758,310       7,670,207
  Retained earnings                                             2,090,900       2,372,545
  Receivable from stockholder (Note 8)                         (1,636,480)     (1,548,377)
  Treasury stock at cost, 321,724 shares                         (610,656)       (610,656)
                                                               --------------------------

      Total stockholders' equity                                7,602,074       7,883,719
                                                               --------------------------

        Total liabilities and stockholders' equity            $ 9,392,326     $ 8,947,392
                                                              ===========================


The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF OPERATIONS
               For the years ended December 31, 2001 and 2000


                                                      2001          2000
                                                  -----------    ----------

Net sales                                         $10,016,934    $9,941,378

Cost of sales                                       4,574,856     4,790,580
                                                  -------------------------

Gross profit                                        5,442,078     5,150,798

Operating expenses:
  Selling, general and administrative (Note 9)      4,346,229     3,497,197
  Research and development                          1,255,107     1,192,417
  Arbitration award (Note 11)                         502,295             -
                                                  -------------------------

                                                    6,103,631     4,689,614
                                                  -------------------------

Operating (loss) income                              (661,553)      461,184

Other income (expense):
  Interest income, net                                208,534       292,633
  Other expense                                       (61,213)      (52,913)
                                                  -------------------------

                                                      147,321       239,720
                                                  -------------------------
(Loss) income before income taxes                    (514,232)      700,904

Income tax (benefit) expense (Note 6)                (232,587)      265,633
                                                  -------------------------

Net (loss) income                                 $  (281,645)   $  435,271
                                                  =========================

Net (loss) income per share basic                 $     (0.06)   $     0.09
Net (loss) income per share diluted               $     (0.06)   $     0.09

Weighted average common shares outstanding          4,739,399     4,739,399
                                                  =========================

Weighted average common and
 common equivalent shares outstanding               4,739,399     4,744,735
                                                  =========================


The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Years Ended December 31, 2001 and 2000


                                        Common Stock                                           Treasury Stock            Total
                                   ----------------------    Retained    Receivable from   ----------------------    Stockholders'
                                     Shares      Amount      Earnings      Stockholder       Shares      Amount          Equity
                                     ------      ------      --------    ---------------     ------      ------      -------------

Balances at December 31, 1999      5,061,123   $7,585,534   $1,937,274     $(1,463,704)    (321,724)   $(610,656)    $7,448,448

Accrued interest on receivable
from stockholder                                   84,673                      (84,673)                                       -

Net Income                                                     435,271                                                  435,271
                                   ---------------------------------------------------------------------------------------------

Balances at December 31, 2000      5,061,123   $7,670,207   $2,372,545     $(1,548,377)    (321,724)   $(610,656)    $7,883,719

Accrued interest on receivable
 from stockholder                                  88,103                      (88,103)                                       -

Net Loss                                                      (281,645)                                                (281,645)
                                   ---------------------------------------------------------------------------------------------
Balances at December 31, 2001     5,061,123    $7,758,310   $2,090,900     $(1,636,480)    (321,724)   $(610,656)    $7,602,074
                                  =============================================================================================


The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                          STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2001 and 2000


                                                                2001           2000
                                                            -----------     ----------

Cash flows from operating activities:
  Net (loss) income                                         $  (281,645)    $  435,271
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
    Depreciation and amortization                               259,295        307,758
    Deferred income taxes                                      (255,560)        (7,759)
    Changes in assets and liabilities:
      Accounts receivable, net                                  191,236       (267,069)
      Inventories                                              (254,708)       (70,344)
      Prepaid expenses and other current assets                 (33,265)        10,519
      Income taxes receivable                                  (118,247)       105,292
      Income taxes payable                                            -         (6,763)
      Other assets                                               (4,713)        (4,407)
      Accounts payable and accrued expenses                     757,369        (17,808)
                                                            --------------------------

  Net cash provided by operating activities                     259,762        484,690

Cash flows from investing activities:
  Capital expenditures                                         (100,426)      (122,298)

Cash flows from financing activities:
  Repayment of long-term debt                                   (12,535)      (160,872)
                                                            --------------------------

Net increase in cash                                            146,801        201,520

Cash and cash equivalents at beginning of period              5,182,325      4,980,805
                                                            --------------------------

Cash and cash equivalents at end of period                  $ 5,329,126     $5,182,325
                                                            ==========================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                $         -     $    8,036
    Income taxes                                            $   141,220       $197,000

  Non-cash investing and financing activities
    Interest on stockholder receivable                      $    88,103     $   84,673


The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000


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

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2001 and 2000, include cash maintained in a bank checking account, a bank money market account, and short-term taxable adjustable rate notes. Cash and cash equivalents at December 31, 2001 and 2000, outside of the $100,000 FDIC limit were uninsured.

      Revenue Recognition
      -------------------

      Substantially all revenue is related to the sale of product and is recorded at the time of shipment (FOB shipping point). The product is distributed through distributors and directly to customers. The Company provides its customers the right of return for its product under certain circumstances and records a reserve for products estimated to be returned. The reserves estimated for product returns at December 31, 2001 and 2000 were approximately $23,000 and $20,000, respectively, and are included as a reduction in accounts receivable in the accompanying balance sheets at December 31, 2001 and 2000. Shipping and handling revenue and expenses are recorded as revenue.

      Advertising Costs
      -----------------

      The Company expenses all advertising costs as incurred. The Company's advertising expense was approximately $90,000 and $122,000 in 2001 and 2000, respectively.

      Inventories
      -----------

      Inventories are stated at the lower of cost or market using standard costs, which approximate actual costs on a first in first out basis.

      Property and Equipment
      ----------------------

      Property and equipment are stated at cost. Depreciation is calculated using straight-line and accelerated methods over estimated useful lives of the equipment (three to ten years) and the lease terms for the leasehold improvements.

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

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

1.    Summary of significant accounting policies (continued):

      Net (Loss) Income Per Share
      ---------------------------

      The net (loss) income per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 - Earnings Per Share. The Statement requires dual presentation of basic and diluted (loss) earnings per share of common stock on the statements of operations. Basic (loss) earnings per share of common stock have been determined by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if existing stock options were exercised. The exercise of such options would be anti-dilutive for the year ended
      December 31, 2001.   The following is a reconciliation of the dual
      presentations of (loss) earnings per share for the fiscal years presented.


                                            Net             Common       (Loss) Earnings
                                       (Loss) Income        Shares             Per
                                        (Numerator)     (Denominator)         Share
                                       -------------    -------------    ---------------

      December 31, 2001
      -----------------

        Basic loss per share             $(281,645)       4,739,399          $(0.06)
                                                                             ======
        Dilutive potential shares                -                -
                                         ---------        ---------
        Diluted loss per share           $(281,645)       4,739,399          $(0.06)
                                         =========        =========          ======

      December 31, 2000
      -----------------

        Basic earnings per share         $ 435,271        4,739,399          $ 0.09
                                                                             ======
        Dilutive potential shares                -            5,336
                                         ---------        ---------
        Diluted earnings per share       $ 435,271        4,744,735          $ 0.09
                                         =========        =========          ======


      Fair Value of Financial Instruments
      -----------------------------------

      At December 31, 2001 and 2000, the carrying amounts of the Company's financial instruments included in current assets and current liabilities approximate the fair value due to the short maturity of those instruments. The carrying amounts of the Company's long-term debt also approximates fair value as of December 31, 2000 based upon the borrowing rates available to the Company for loans with similar terms and maturities.

      Impairment Accounting
      ---------------------

      In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS No. 121), the Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the asset from expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change. No long-lived assets were considered impaired by Company management in 2001 or 2000.

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

2.    Inventories:


      Inventories consisted of the following at December 31, 2001 and 2000:


                                                           2001          2000
                                                        ----------    ----------

      Raw Material                                      $  812,962    $  717,558
      Work in Progress                                     278,754       272,420
      Finished Goods                                       287,961       134,991
                                                        ------------------------
                                                        $1,379,677    $1,124,969
                                                        ========================


3.    Property and equipment:

      Property and equipment consisted of the following at December 31, 2001 and 2000:


                                                           2001          2000
                                                        ----------    ----------
      Leasehold improvements                            $  165,553    $  154,344
      Equipment                                          1,334,980     1,269,134
      Computer software                                    217,307       199,969
      Furniture and fixtures                               226,512       191,637
      Construction in progress                                   -        28,842
                                                        ------------------------
                                                         1,944,352     1,843,926

      Less accumulated depreciation and amortization     1,535,077     1,275,782
                                                        ------------------------
                                                        $  409,275    $  568,144
                                                        ========================


      During fiscal year 2000 the Company disposed of $96,873 of property and equipment, which was fully depreciated. There were no dispositions in 2001.

4.    Line of Credit Agreement:

      The Company maintains a $3,500,000 working capital line of credit. Such borrowings are collateralized by all assets of the Company and are subject to certain restrictive covenants. Interest is variable at the bank's base rate (4.75% at December 31, 2001). At December 31, 2001 and 2000, the line was not being utilized and all $3.5 million was available to be borrowed. The line of credit is scheduled to expire on June 30, 2002.

5.   Long-term debt:

      Long-term debt consisted of the following at December 31, 2001 and 2000:


                                                                               2001      2000
                                                                              -----    --------

      Borrowing under a $1,000,000 revolving credit agreement with a bank, interest at a variable rate (5.25% at December 31, 2001), with
       principal and interest payable monthly through January 2001            $   -    $ 12,535
                                                                              -----    --------

      Total Debt                                                                 -       12,535
                                                                              $---    ---------

      Less current portion                                                       -      (12,535)
                                                                              $---    ---------

      Long-term portion                                                       $  -    $      -
                                                                              ====    ========


The revolving credit agreement is collateralized in the same manner and subject to the same conditions as the line of credit agreement described in
Note 4.

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

6.    Income taxes:

      Income tax (benefit) expense consists of the following for the years ended December 31, 2001 and 2000:


                                                   2001         2000
                                                ---------     --------

        Current:

          Federal                               $  16,965     $228,112
          State                                     6,008       45,280
                                                ---------     --------

                                                   22,973      273,392
                                                ---------     --------

        Deferred:

          Federal                                (198,354)      (6,021)
          State                                   (57,206)      (1,738)
                                                ---------     --------

                                                 (255,560)      (7,759)
                                                ---------     --------

          Total income tax (benefit) expense    $(232,587)    $265,633
                                                =========     ========


      The actual income tax (benefit) expense differs from the expected (benefit) tax computed by applying the U.S. federal corporate tax rate of 34% to (loss) income before income taxes as follows:


                                                                   2001     2000
                                                                   ----     ----

      Computed expected income tax (benefit) expense               (34%)    34%
      State income (benefit) tax, net of federal benefit or tax     (6%)     6%
      Other, primarily tax credits                                  (5%)    (2%)
                                                                   ---      --
        Total income tax (benefit) expense rate                    (45%)    38%
                                                                   ===      ==


      The tax effects of temporary differences that give rise to the deferred tax assets and liabilities consist of the following at December 31, 2001 and 2000:


      Deferred tax assets:                    2001        2000
                                            --------    --------

        Inventory                           $118,427    $ 77,894
        Reserves                              52,660      95,930
        Arbitration award (Note 11)          200,384           -
        Compensation                          62,408      22,750
                                            --------    --------

          Total deferred tax assets         $433,879    $196,574
                                            --------    --------

      Deferred tax liabilities:
       Depreciation                           10,470      28,725
                                            --------    --------

          Total deferred tax liabilities    $ 10,470    $ 28,725
                                            ========    ========


      The Company believes that a valuation allowance for the net deferred tax asset is not necessary as the Company has substantial carry-back potential and believes it is more likely than not that taxable income can be generated in the future.

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000


7.   Common stock:

      The Company has granted stock options to employees, directors and outside consultants and advisors under a 1984 Incentive Stock Option Plan, a 1993 Directors Stock Option Plan, an Advisory Board Stock Option Plan, and a 1998 Employee Stock Option Plan. Options granted under the 1984 Incentive Stock Option Plan vest at a rate of 20% per year, options granted under the 1998 Employee Stock Option Plan vest at a rate of 25% per year, and options granted under the other two plans vest immediately. Options granted under the 1984 Incentive Stock Option Plan, the Advisory Board Stock Option Plan, and the 1998 Employee Stock Option Plan expire after 10 years, while options granted under the 1993 Directors Stock Option Plan expire after 5 years. As of December 31, 2001, 183,000 shares were available to be granted under these plans in the future. A summary of changes of common stock options during 2001 and 2000 is as follows:


                                          Number of    Weighted Average
                                           Options      Exercise Price
                                          ---------    ----------------

      Outstanding at December 31, 1999     405,468           $2.28

      Issued during 2000                    50,500           $1.81

      Lapsed during 2000                   (73,500)          $2.36
                                           -------

      Outstanding at December 31, 2000     382,468           $2.36

      Issued during 2001                    65,000           $1.39

      Lapsed during 2001                   (52,500)          $2.38
                                           -------

      Outstanding at December 31, 2001     394,968           $2.17
                                           =======


      The following information is as of December 31, 2001:


                                   Options Outstanding                         Options Exercisable
                   ---------------------------------------------------    ------------------------------
                   Outstanding    Weighted-Average                          Options
   Range of           as of           Remaining       Weighted-Average       as of      Weighted-Average
Exercise Prices    12/31/2001     Contractual Life     Exercise Price     12/31/2001     Exercise Price
--------------------------------------------------------------------------------------------------------

$0.90 - $1.36         52,500             8.5               $1.16              6,625           $1.24
$1.36 - $1.81         41,000             8.2               $1.55             11,250           $1.39
$1.81 - $2.26        131,500             6.2               $2.06            108,250           $2.05
$2.26 - $2.71        109,500             6.6               $2.53             81,083           $2.54
$2.71 - $3.16         51,468             6.2               $2.88             33,468           $2.90
$3.62 - $4.07          4,000             4.3               $3.93              4,000           $3.93
$4.07 - $4.52          5,000             3.3               $4.45              5,000           $4.45
                     ------------------------------------------------------------------------------
                     394,968             6.8               $2.17            249,676           $2.36


                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

7.    Common stock  (continued):

      Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123) requires a fair value based method of accounting for employee stock options and results in expense recognition for the Company's employee stock plans. It also permits a Company to continue to measure compensation expense for such plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). The Company has elected to follow APB No. 25 in accounting for its employee stock plans, and accordingly, since all options were issued with an exercise price equal to fair value on the date of grant, no compensation cost has been recognized. Had compensation cost for the Company's stock plans been determined based on the fair value requirements under SFAS No. 123, the Company's net (loss) income and
      (loss) earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     2001                      2000
                                           -----------------------     --------------------
                                               As            Pro          As          Pro
                                            Reported        Forma      Reported      Forma
                                            --------        -----      --------      -----

      Net (loss) income                    $(281,645)    $(352,368)    $435,271    $324,394

      Basic net (loss) income per share    $   (0.06)    $   (0.07)    $   0.09    $   0.06


      The fair value of stock options in the pro forma accounts for 2001 and 2000 is not necessarily indicative of the future effects on net (loss) income and (loss) earnings per share. The fair value of each stock option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; expected volatility of 62%; risk free interest rate ranging from 5.74% to 6.63%; and expected life of 4 years. The following assumptions were used for grants in 2001: no dividend yield; expected volatility of 62%; risk free interest rate ranging from 5.04% to 5.48%; and expected life of 4 years.

8.   Receivable from stockholder:

      In May 1998, the Company sold 486,923 shares of common stock at a price of $3.25 per share to its chief executive officer (CEO). The shares were paid for with a 5.69% promissory note for $1,332,500 and cash in the amount of $250,000. Principal and interest under the note become payable in five years except that the payment obligation may be accelerated if the CEO's employment with the Company is terminated for any reason. In such event, the note becomes due within either 90 days or one year, depending upon the reason for termination. On December 14, 2001, the Board of Directors of the Company agreed to extend the maturity of the promissory note by three years to May 6, 2006. The note is collateralized by the purchased shares and the CEO's personal guaranty, limited to $200,000 of principal (plus associated interest). The Company has the right to purchase some of the shares from the CEO at the initial purchase price of $3.25 per share. The repurchase right extends to 410,000 shares and lapses 25,625 shares for every three months of continued employment. The repurchase right lapses on May 1, 2002 if the CEO is still employed. The repurchase rights also lapse in certain other instances, including change in control of the Company as defined. Compensation expense is adjusted for increases or decreases in the market value of the common stock in excess of $3.25 per share for those shares relating to the unpaid nonrecourse portion of the promissory note. There was no adjustment to expense in 2001 and 2000.

                         INTELLIGENT CONTROLS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 2001 and 2000

9.    Commitments and contingencies:

      The Company leases two facilities, including one from a related party, and various office equipment under non-cancelable operating leases. The Company has an option to purchase one of the facilities prior to October 2003, at its market value. Future minimum lease payments over the fixed terms of these leases are $161,116, $128,835, and $9,420 in years 2002, 2003, and 2004, respectively. Rent expense was approximately $142,000 and $131,000 in 2001 and 2000, respectively, including approximately $69,000 and $63,500 to a related party.

      The Company manufactures a certain product line under an exclusive license agreement that requires the Company to make royalty payments on such product sales through 2007. Royalty expense related to this agreement was approximately $22,700 and $7,400 in 2001 and 2000, respectively.

       In September of 2001, the Company accrued $150,000 for continued salary and benefits for a former executive officer. At December 31, 2001, $106,250 of this liability was unpaid and is included in accrued expenses.

10.   Employee benefit plan:

      The Company has a 401(k) plan, which covers all eligible employees and includes a matching contribution by the Company. The Company matches 50% of an employee's contribution up to 5% of the employee's salary. Expenses associated with the plan were approximately $48,000 and $29,000 in 2001 and 2000, respectively.

11.   Litigation:

      In April 2000 the Company commenced an arbitration against Practical Tank Management (PTM) and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. As part of the arbitration proceeding, PTM and related entities brought various claims against the Company for more than $15,000,000 in alleged damages. In February 2002, the arbitration panel handed down its decision in this matter. The arbitrators awarded the sum of $446,402 against the Company, plus prejudgment interest of $55,893.
      By its terms, the arbitrators' ruling extinguishes all other claims of PTM and its affiliates and business allies. The Company accrued $502,295 in 2001 to recognize the cost of this award. This amount will be paid in 2002.

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

      In June 1999 the owner and operator of a convenience/gasoline store (Q&E LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $1,000,000 in damages. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

                              Index to Exhibits
                              -----------------


Exhibit No.    Description
-----------    -----------

3(i) Conformed copy of Articles of Incorporation, as amended to date, incorporated by reference to Exhibit 3(i) to the Company's Form 10-KSB for the fiscal year ended December 26, 1998.

3(ii) Bylaws of the Company, as amended to date, incorporated by reference to Exhibit 3(ii) to the Company's Form 10-KSB for the fiscal year ended December 26, 1998.

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

10.3B          Amendment (dated December 14, 2001) to promissory note of
               Roger E. Brooks, extending the term of the note

10.4           Employment Agreement dated as of May 1, 1998 with Alan Lukas;
               incorporated by reference to Exhibit 10.2 to the Company's
               Form 10-QSB for the fiscal quarter ended June 27, 1998

10.4A Letter agreement dated August 27, 2001 between the Company and Alan Lukas, regarding severance and consulting arrangements

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

21             Subsidiaries of the Company

23A            Consent of Accountants - Baker Newman & Noyes, LLC

23B            Consent of Accountants - PricewaterhouseCoopers LLP
