Form 10KSB/A
period 2001-12-31
INTELLIGENT CONTROLS INC
filed 2002-04-30
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                             ___________________

                                FORM 10-KSB/A
                               AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format:  Yes  [ ]    No  [X]

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Certain information with respect to the executive officers and directors of the Company is set forth below. There are no family relationships among any directors or executive officers. Under the bylaws of the Company, all directors hold office until the next Annual Meeting of Shareholders and until their successors are chosen and have qualified, or until their earlier resignation or removal from office. Under the bylaws of the Company, all executive officers hold office until the next Annual Meeting of Directors and until their successors are chosen and have qualified, or until their earlier resignation or removal from office

      The current executive officers and directors of the Company are as follows:

Name                   Age      Positions with Company
----                   ---      ----------------------

Roger E. Brooks        57       President, Chief Executive Officer, and a
                                Director

Andrew B. Clement      32       Controller and Assistant Treasurer

Enrique Sales          38       Vice President Sales & Marketing

Dean Richards          53       Vice President Manufacturing

Alan Lukas             51       Director

Charles D. Yie         43       Director

George E. Hissong      65       Director

Paul F. Walsh          52       Director

      ROGER E. BROOKS became President, Chief Executive Officer, and a Director of INCON in May 1998, upon completion of Ampersand's investment in the Company. From April 1997 until May 1998, he was an Executive in Residence with Ampersand Ventures. From 1984 to 1996, Mr. Brooks served as a Director and President/CEO of Dynisco, Inc., an instrumentation and equipment company. From 1977 to 1984, Mr. Brooks was a Director, Executive Vice President/COO, and Vice President of Marketing & Sales of Thermo Electric Co. Inc., a temperature measurement and control products company. He is a Director of Moldflow Corporation.

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

      ALAN LUKAS founded INCON in 1978 and served as its President and CEO from inception through May 1998, when he became Vice President of Product Development. He also has served as a Director and Chairman of Company since its inception. On September 14, 2001, Mr. Lukas left his full-time position as an employee, retaining his position as Chairman and a consultant. In 2001 he joined RF Technologies, a manufacturer of microwave systems, where he serves as President and a director.

      CHARLES D. YIE is a General Partner of Ampersand Ventures, a private equity/venture capital firm. He joined Ampersand Ventures' predecessor firm in 1985, after having gained experience in systems engineering and manufacturing at Hewlett-Packard. Mr. Yie currently serves as a Director or Chairman of a number of public and private companies affiliated with Ampersand Ventures. He became a Director of INCON in May 1998 and serves as Secretary and Treasurer of the Company.

      GEORGE E. HISSONG has been employed since 1989 by Hissong Development Corporation, where he serves as Chairman and Treasurer. He also is the owner of Mousam River Campground and President of Stafford Systems, Inc. From 1978 to 1986, Mr. Hissong was Chairman and President of Energy Sciences, Inc. He is a Trustee of the Kennebunk Light and Power District, a Trustee of the Kennebunk Sewer District, and a Trustee of the Goodall Hospital Foundation. Mr. Hissong was first elected a Director of INCON in 1996.

      PAUL F. WALSH is Chairman and CEO of Clareon Corporation, an Internet based business to business payment engine. From September 1998 until March 2000, he was chairman and CEO of iDeal Partners and a predecessor company. From 1995 to September 1998, Mr. Walsh served as President and Chief Executive Officer of Wright Express Corporation, an information and financial services company. From January 1990 to February 1995, Mr. Walsh was Chairman of BancOne Investor Services Corporation, a financial services company. He was first elected a Director of INCON in 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers and beneficial owners of more than 10% of the outstanding common stock) are required to file with the Securities and Exchange Commission and the Company various reports disclosing their ownership of Company securities and changes in such ownership. To the Company's knowledge, all requisite reports in 2001 were filed in a timely manner, except that a Form 5 report for Dean Richards was filed several days late. In addition, (i) Form 5 reports filed by Roger Brooks, Dean Richards, Andrew Clement for 2002 reported certain option grants received in 2000, which should have been reported in a prior year Form 5, and (ii) the Form 5 report filed by Alan Lucas for 2002 reported a gift of shares during 2000, which should have been reported in a prior year Form 5.

ITEM 10.  EXECUTIVE COMPENSATION.

      Set forth below is certain information concerning the compensation of the Company's CEO and each of the other executive officers of the Company who received more than $100,000 in annual compensation during 2001.

SUMMARY COMPENSATION TABLE

                                             Annual Compensation                       Long-term Compensation
                                   ---------------------------------------     -------------------------------------
     Name and                                               Other Annual          Securities             All Other
Principal Position       Year       Salary       Bonus     Compensation(1)     Underlying Options     Compensation(2)
------------------       ----       ------       -----     ---------------     ------------------     --------------

Roger E. Brooks          2001      $200,000     $     0          $0                  25,000                $4,483
  President and CEO      2000      $200,100     $     0          $0                  15,000                $2,442
                         1999      $191,827     $     0          $0                       -                $4,000

Alan Lukas (3)           2001      $133,100     $     0          $0                       -                $8,038
  Chairman               2000      $128,600     $     0          $0                       -                $7,155
                         1999      $123,600     $     0          $0                       -                $7,803

Enrique Sales (4)        2001      $115,192     $12,270          $0                       -                $3,187
  VP Sales and           2000      $110,100     $     0          $0                       -                $2,442
  Marketing              1999      $110,000     $     0          $0                   5,000                $  550



Dean Richards (5)        2001      $107,981     $ 5,000          $0                   5,000                $2,824
  VP Manufacturing       2000      $104,139     $     0          $0                   5,000                $2,602
                         1999      $63,131      $     0          $0                  20,000                $    0

___________________
<F1>  The aggregate amount of such compensation does not exceed 10% of the individual's salary plus bonus.
<F2>  Includes Company contributions of $4,483, $2,442, and $4,000 to Mr.
      Brooks under the 401(k) Plan for 2001, 2000, and 1999, respectively. Includes Company contributions of $3,325, $2,442, and $3,090 to Mr. Lukas' account under the 401(k) Plan for 2001, 2000, and 1999, respectively. Also includes Company-paid premiums of $4,713 in each of 2001, 2000, and 1999 under a variable life insurance policy for Mr. Lukas. The policy has a guaranteed minimum death benefit of $300,000. In the event of Mr. Lukas' death, the Company would pay over to Mr. Lukas' estate the net proceeds of the policy, after reimbursement of the Company's premium cost. In the event of termination of Mr. Lukas' employment, he would be entitled to ownership of the policy after reimbursing the Company's premium cost. Includes $3,187, $2,442, and $550 to Mr. Sales' account under the 401(k) Plan in 2001, 2000, and 1999, respectively. Includes $2,824 and $2,602 to Mr. Richards' account under the 401(k) Plan. Mr. Richards was not eligible to participate in the Plan before 2000.
<F3>  Mr. Lukas was an executive officer of INCON until September 2001.  He continues to serve as Chairman and a consultant to the Company.
<F4>  Mr. Sales became an executive officer of INCON in February 1999
<F5>  Mr. Richards became an executive officer of INCON in May 1999.

OPTION GRANTS IN LAST FISCAL YEAR

                   Number of Securities     % of Total Options      Exercise
                    Underlying Options     Granted to Employees      or Base      Expiration
Name                     Granted              in Fiscal Year       Price($/sh)       Date
----               --------------------    --------------------    -----------    ----------

Roger E. Brooks         25,000 (1)                38.5%               $1.25          5/11/11
Alan Lukas                   0                       -                    -                -
Enrique Sales                0                       -                    -                -
Dean Richards            5,000 (2)                 7.7%               $1.50          2/16/11

___________________
<F1>  The options to Mr. Brooks become fully exercisable after May 11, 2002, with 6,250 option shares becoming exercisable as of May 11, 2002, and 1,563 becoming exercisable as of August 11, 2002 and each third month thereafter. Vesting of the options accelerates in the event of a change in control (as defined).
<F2>  The options to Mr. Richards become fully exercisable after February
      16, 2002, with 1,250 option shares becoming exercisable as of February 16, 2002, and 313 becoming exercisable as of May 16, 2002, and each third month thereafter. Vesting of the options accelerates in the event of a change in control (as defined).

2001 OPTION EXERCISES AND YEAR-END VALUES

                                            Number of Securities            Value of Unexercised
                                           Underlying Unexercised               In-The-Money
                                              Options at FY-End             Options at FY-End (1)
                     Shares Acquired    ----------------------------    ----------------------------
Name                   on Exercise      Exercisable    Unexercisable    Exercisable    Unexercisable
----                 ---------------    -----------    -------------    -----------    -------------

Roger E. Brooks            -               5,625           34,375         $ 10,898        $49,414
Alan Lukas                 -                   -                -                -              -
Enrique Sales              -              40,000           15,000         $104,375        $44,050
Dean Richards              -              14,375           15,625         $ 40,195        $34,492

___________________
<F1>  As of December 31, 2001, the fair market value of the Company's stock as reported on the American Stock Exchange was $.88. That amount is less than the exercise prices of all options held by the named executive officers. Therefore, none of such options was "in the money."

DIRECTOR COMPENSATION

      Messrs. Hissong, Walsh, and Yie each receive director compensation as follows: (i) cash payments of up to $500 per meeting ($300 per committee meeting) and (ii) one-time grants of stock options for 20,000 shares each as of August 14, 1998 at an exercise price of $2.00 per share, which options vest in 16 equal increments over 4 years on a quarterly basis.

EMPLOYMENT AGREEMENT WITH MR. BROOKS

      Under his Employment Agreement, Mr. Brooks receives salary at a minimum base rate of $175,000 per year (subject to cost of living adjustments and to future salary increases approved by the Board of Directors) and a $600 per month car allowance. As of May 1, 2002, Mr. Brooks' salary will increase to $215,000. Mr. Brooks is also entitled to annual bonuses through the Company's bonus pool. The Company may terminate Mr. Brooks' employment at any time, with or without cause. In the event of a termination without cause, Mr. Brooks will be entitled to between 6 and 12 months' severance compensation, at a rate equal to his then current salary, plus continued participation in Company health insurance and other benefits during such period. The initial term of the agreement ran through June 30, 2000, subject to automatic renewal for successive one-year terms unless either Mr. Brooks or the Company gives notice to the contrary at least 90 days before the renewal date. The current term of the agreement runs through June 30, 2003.

EMPLOYMENT AGREEMENT WITH MR. LUKAS

      Under an Employment Agreement dated May 1, 1998, Mr. Lukas received salary at a minimum base rate of $120,000 per year for his services as Vice President for Product Development (subject to cost of living adjustments and to future salary increases approved by the Board of Directors) and a $30,000 per year retainer for his services as Chairman and a Director. Mr. Lukas voluntarily stepped down as an employee on September 14, 2001, but he remains Chairman and a consultant to the Company. Under the severance provisions of his Employment Agreement, the Company has agreed to pay without cause, Mr. Lukas would be entitled to (i) through September 14, 2002, severance compensation at the rate of $133,000 (his then current salary at the date of termination), plus continued participation in Company health insurance and other benefits during such period and (ii) continued payment of his $30,000 retainer and health insurance benefits through June 30, 2003, in return for up to 400 hours of consulting services to the Company per year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of April 15, 2002, there were 4,739,399 outstanding shares of Common Stock, the Company's only authorized class of stock. Set forth below, as of such date, is information concerning beneficial ownership of the Common Stock by directors and executive officers of the Company and by each other person known to the Company to own beneficially more than five percent of the outstanding shares. Except as otherwise noted, all shares are owned directly.

                                             Amount and nature of
Name and address of beneficial owner         beneficial ownership    Percent of class
------------------------------------         --------------------    ----------------

Ampersand 1995 Limited Partnership and
related entities (1)(6)                            1,638,462              34.6%
Charles D. Yie (2)(6)                              1,659,462              34.9%
Alan Lukas (3)(6)                                    989,638              20.9%
Roger E. Brooks (4)(6)                               532,673              11.2%
Paul E. Lukas (5)(6)                                 380,256               8.0%
George Hissong (7)                                    31,500
Paul F. Walsh (7)                                     35,000
Enrique Sales (8)                                     48,412
Dean Richards (9)                                     18,749
All directors and executive officers
 as a group (8 persons) (10)                       3,315,434              70.0%

___________________
<F1>  Ampersand 1995 Limited Partnership (formerly, Ampersand Specialty
      Materials and Chemicals III Limited Partnership) and Ampersand 1995 Companion Fund Limited Partnership (formerly, Ampersand Special Materials and Chemicals III Companion Fund Limited Partnership) own 1,612,247 and 26,215 shares, respectively. These limited partnerships are herein referred to collectively as "Ampersand." The other controlling persons of Ampersand include ASMC-III MCLP LLP, Charles D. Yie, Richard A. Charpie, Peter D. Parker, and Stuart A. Auerbach. The address of Ampersand and each controlling person is 55 William Street, Suite 240, Wellesley, Massachusetts 02481.
<F2>  Mr. Yie, a Director of INCON, is a General Partner of ASMC-III MCLP
      LLP, which in turn is a controlling person of Ampersand. As a result, he may be deemed to have beneficial ownership of the shares held by Ampersand. His ownership also includes 25,000 shares purchasable by him within the next sixty days under a stock option.
<F3>  Alan Lukas is a Director and executive officer of INCON.  His ownership includes 880,551 shares owned directly, 66,949 shares owned by his wife, and 42,138 shares held in trust for his child. His address is c/o 74 Industrial Park Road, Saco, Maine 04072.
<F4>  Mr. Brooks is a Director and executive officer of INCON.  His ownership includes 486,923 shares of restricted stock purchased from the Company upon commencement of employment in May 1998 (of which 25,625 shares are currently subject to certain repurchase rights in favor of the Company, which right lapses as of May 1, 2002), 13,750 shares are purchasable by him within the next sixty days under a stock option, and 31,000 shares acquired by him through other purchases. See "Restricted Stock Agreement with Mr. Brooks," below. He holds options to purchase an additional 26,250 shares (not included in this table), which would become exercisable upon a change in control. His address is c/o 74 Industrial Park Road, Saco, Maine 04072.
<F5>  Paul Lukas' ownership includes 375,256 shares owned directly by him and 5,000 shares purchasable by him within the next sixty days under a stock option. His address is c/o 74 Industrial Park Road, Saco, Maine 04072.
<F6>  These persons may be deemed to have beneficial ownership over an aggregate of 3,562,029 shares (75.2% of the outstanding shares), by virtue of voting agreements contained in a Stockholders Agreement to which each of them is a party. See "Stockholders Agreement," below.
<F7>  Messrs. Hissong and Walsh are non-employee Directors of INCON.  Their ownership includes, respectively, 25,000 and 35,000 shares purchasable within the next sixty days under stock options.
<F8>  Mr. Sales is an executive officer of INCON.  His ownership includes
      1,850 shares owned directly by him and 46,562 shares purchasable within the next 60 days under a stock option. He holds options to purchase an additional 13,438 shares (not included in this table), which would become exercisable upon a change in control.
<F9>  Mr. Richards is an executive officer of INCON.  His ownership includes
      18,749 shares purchasable within the next 60 days under stock options. He holds options to purchase an additional 13,751 shares (not included in this table), which would become exercisable upon a change in control.
<F10> Includes 160,061 shares purchasable within the next 60 days from April
      15, 2002 under stock options. Does not include an additional 53,439 shares purchasable under stock options upon a change in control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RESTRICTED STOCK AGREEMENT WITH MR. BROOKS

      In May 1998 INCON sold Mr. Brooks 486,923 shares of common stock at a price of $3.25 per share. He paid for these shares by delivering a promissory note for $1,332,500 and cash in the amount of $250,000. The promissory note from Mr. Brooks bears interest at 5.69% per annum.
Principal and interest under the note become payable in 5 years, except that Mr. Brooks' payment obligation may be accelerated if his employment with the Company terminates for any reason. In such event, the note becomes due within either 90 days or one year, depending on the reason for termination of employment. The purchased shares serve as collateral for the note, and are pledged to the Company. Mr. Brooks' personal liability on the note is limited to $200,000 plus the value of the purchased shares, all of which shares are pledged to the Company as collateral.

      The Company has the right (but not the obligation) to repurchase some of the shares from Mr. Brooks at the initial purchase price of $3.25 per share. Initially, the repurchase right extended to all of the shares except 76,923 (representing the number of shares for which Mr. Brooks paid cash at the time of the purchase). The repurchase right lapses as to 25,625 shares for every three months of continued employment (representing 1/16th of the remaining shares). Nearly all of these shares have now vested; only 25,625 shares currently remain subject to this restriction, which will lapse as of May 1, 2002. (The repurchase right on these remaining shares would also lapse if Mr. Brooks' employment were to terminate before May 1 due to death or disability or if the Company terminated Mr. Brooks' employment without cause, as defined under his Employment Agreement. The repurchase right by its terms also lapses in the event of a "change in control" of the Company (as defined).

APOLLO DEVELOPMENT LEASE

      The Company leases a 13,000 square foot facility from a corporation owned in part by Alan Lukas. This facility is used primarily for corporate office space. The lease expires November 1, 2003 and is renewable, at the Company's option, for an additional one-year term. The Company also has the right to purchase this facility in 2003 at its then fair market value, subject to a specified minimum price of $550,000. The current rent is approximately $69,000 per year (exclusive of utilities, taxes, and insurance and is subject to an automatic increase of 3% per year. The Company believes that the rent under this lease is reasonable in relation to prevailing rents for comparable industrial or commercial space. Presently, the rental payments on the building exceed the landlord corporation's monthly payments on its underlying mortgage loan; Alan Lukas' profits from this arrangement currently amount to approximately $5,200 per year.

AMPERSAND INVESTMENT AGREEMENT

      The Company is a party to an Investment Agreement with Ampersand 1995 Limited Partnership (formerly called Ampersand Specialty Materials and Chemicals III Limited Partnership) and Ampersand 1995 Companion Fund Limited Partnership (formerly called Ampersand Specialty Materials and Chemicals III Companion Fund Limited Partnership), which in May 1998 purchased a total of 1,638,462 shares of INCON common stock from the Company at a price of $3.25 per share (an aggregate purchase price of $5,325,001). The agreement provides Ampersand a right of first refusal on future sales of INCON stock to third parties, and provides Ampersand and Mr. Brooks with rights to require registration of their shares to permit resales of stock by them. Under the agreement, Ampersand and Mr. Brooks also have a right (the "put" right) to require the Company to repurchase their shares. This right is triggered if (i) the Company receives a bona fide offer from an unaffiliated third party to acquire INCON in a transaction that values the common stock at more than $10 per share and (ii) Ampersand endorses the offer but the Company declines to accept the offer. The Company would thereafter be required to purchase the stock of Ampersand and Mr. Brooks at a price equivalent to the third party's offer. The Company would thereafter be required to purchase the stock of Ampersand and Mr. Brooks at a price equivalent to the third party's offer.

STOCKHOLDERS AGREEMENT

      The Company, Ampersand, Mr. Brooks, Alan Lukas, Paul E. Lukas, and certain related parties have entered into a Stockholders Agreement restricting the voting and transfer of shares of INCON common stock owned by each. The shares owned by these stockholders currently represents approximately 75% of the outstanding INCON stock.

      The stockholders who are parties to the Stockholders Agreement have agreed to vote their shares (i) to limit the size of the Company's Board of Directors to five Directors and (ii) to elect as those Directors Mr. Yie, Alan Lukas, the Chief Executive Officer (Mr. Brooks), and one designee each of Ampersand and Alan Lukas. These stockholders have also agreed to vote their shares in such a way that Ampersand will be able to block certain significant transactions opposed by it, such as financing transactions exceeding $5 million or a merger or other sale of the Company. In the event the "put" right of Ampersand and Mr. Brooks is triggered as described above, these stockholders agree to vote their shares in such a way as to increase the size of the Board of Directors by two

Directors, and to elect two nominees of Ampersand to fill those positions. Moreover, for a period of five years, these stockholders agree not to make open-market purchases of INCON common stock and not to initiate or assist in proxy solicitations, except with prior written consent from INCON's Board of Directors. These stockholders have also granted each other certain rights of first refusal to purchase shares that a stockholder proposes to sell to a third party; and to grant each other certain co-sale rights to participate in sales of stock to a third party.


                                 SIGNATURES

      In accordance with Section 13 of the Exchange Act, the Company caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTELLIGENT CONTROLS, INC.

                                      By:  /s Andrew B. Clement
                                           --------------------------------
                                           Andrew B. Clement, Controller
                                           (Principle Financial Officer and
                                           Principle Accounting Officer)

Date:  April 30, 2002

10