Form 10QSB
period 2002-03-31
INTELLIGENT CONTROLS INC
filed 2002-05-15
CIK 762953

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

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

There were 4,739,399 shares of Common Stock of the issuer outstanding as of March 31, 2002.

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

Results of Operations for the Three Months Ended March 31, 2002:

For the three months ended March 31, 2002, sales increased 14.4% to $2,522,888, compared to sales of $2,206,307 for the same period in 2001.
The Company had higher sales in both Fuel Management Systems (FMS) and Power Reliability Systems (PRS).

FMS sales for the first three months of 2001 were $1,843,073, an increase of 8.3% over FMS sales of $1,701,730 for the same period in 2001. The Company continues to see growing success marketing to large end-use customers such as convenience store chains and supermarkets that sell gasoline. These customers represent an increasingly large part of the Company's FMS sales revenue as more and more designate INCON as an approved supplier.

PRS sales for the first three months of 2002 increased 34.7% to $679,815, as compared to $504,577 for the same period in 2001. The increase in sales is primarily attributable to shipping the first half of a major OEM contract, as well as two other large orders.

Gross margins were 54.9% for the first three months of 2002, as compared to 51.7% for the same period in 2001. The improvement in gross margins was primarily the result of a favorable product mix, including a greater percentage of overall sales coming from PRS revenues, which are generally more profitable, along with a favorable mix of higher margin FMS products. Gross margins were also positively influenced by direct labor efficiency improvements and reduced overhead spending.

Overall operating expenses fell by 1% to $1,223,221 for the first three months of 2002, as compared to $1,235,254 for the first three months of 2001. The higher expenses in 2001 were largely attributable to legal expenses associated with a major arbitration case completed in January 2002.
 Expenditures on sales/marketing and product development are consistent with prior periods, as a percentage of revenues.

Earnings increased from a net loss of $26,876 for the first three months of 2001 to net income of $104,895 for the same period in 2002. The increase in profitability was due to increased sales volume and gross margins and to some extent reduced operating expenses. Interest income contributed $24,694 to pretax profits.

Liquidity and Capital Resources at March 31, 2002:

The Company continues to have no debt. As of March 31, 2002 the Company had $5,120,141 in cash and 100% availability on its $3,500,000 line of credit. The Company expects that current resources will be sufficient to finance the Company's operating needs for at least the next 12 months.

As previously reported, the Company has entered into a merger agreement under which INCON would become a wholly-owned subsidiary of Franklin Electric Co., Inc. See Part II, Item 5, Other Information, below.

Forward-Looking Statements:

The "Management's Discussion and Analysis" section of this report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. Examples of such statements in this report include those relating to sales of FMS products to convenience store chains and supermarkets, and the future adequacy of the Company's capital resources. The Company cautions investors that numerous factors could cause actual results and business conditions to differ materially from those reflected in such forward-looking statements including, but not limited to, the following: unanticipated shifts in market demand for INCON's products owing to competition, regulatory changes, or changes in the overall economy; competitive pressures on sales margins for INCON products; or unanticipated warranty costs.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

A description of legal proceedings is found in Note 5 to the financial statements, and is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

The Company announced April 25, 2002 that it has entered into a merger agreement with Franklin Electric Co., Inc. Under the proposed transaction, INCON would become a wholly-owned subsidiary of Franklin and INCON shareholders would receive $3.95 per share, in cash, for all outstanding INCON stock. The merger is subject to INCON shareholder approval and to the satisfaction or waiver of other specified conditions, as set forth in the merger agreement.

There can be no assurance that all conditions to the merger will be satisfied, or that the merger will ultimately be consummated on the terms set forth in the merger agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

An index of the exhibits filed with this report appears after the financial statements below, and is incorporated herein by reference.

No reports on Form 8-K were filed during the prior fiscal quarter. On April 25, 2002, the Company filed a Form 8-K report regarding its announcement of a merger agreement. See Item 5, Other Information, above.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELLIGENT CONTROLS, INC.
Date:  May 15, 2002                    By:  /s/ Andrew B. Clement
                                       ------------------------------------
                                       Andrew B. Clement, Controller
                                       (on behalf of the Company and as
                                       principal financial officer)

                         INTELLIGENT CONTROLS, INC.
                               BALANCE SHEETS
                 As of March 31, 2002 and December 31, 2001

                                                     Unaudited
                                                       2002             2001
                                                     ---------          ----

                                   ASSETS

Current Assets:
  Cash and cash equivalents                          $5,120,141      $5,329,126
  Accounts receivable, net of allowances of
   $87,000 in 2002 and $85,000 in 2001                1,879,506       1,564,247
  Inventories                                         1,113,593       1,379,677
  Prepaid expenses and other current assets             203,077         112,722
  Income taxes receivable                                48,247         118,247
  Deferred income taxes                                 433,879         433,879
                                                     --------------------------

      Total current assets                            8,798,443       8,937,898

Property and equipment, net                             363,790         409,275
Other assets                                             46,010          45,153
                                                     --------------------------
      Total assets                                   $9,208,243      $9,392,326
                                                     ==========================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $  442,329      $  598,289
  Accrued expenses                                    1,048,475       1,181,493
                                                     --------------------------

      Total current liabilities                       1,490,804       1,779,782

Deferred income taxes                                    10,470          10,470

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 8,000,000 shares
   authorized, 5,061,123 shares issued                7,781,270      7,758,310
  Retained earnings                                   2,195,795      2,090,900
  Receivable from stockholder                        (1,659,440)    (1,636,480)
  Treasury stock at cost, 321,724 shares               (610,656)      (610,656)
                                                     --------------------------

      Total stockholders' equity                      7,706,969       7,602,074
                                                     --------------------------
      Total liabilities and stockholders' equity     $9,208,243      $9,392,326
                                                     ==========================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF OPERATIONS (Unaudited)
     For the Three Month Periods Ended March 31, 2002 and March 31, 2001

                                                   2002            2001
                                                   ----            ----

Net sales                                       $2,522,888      $2,206,307

Cost of sales                                    1,137,869       1,065,699
                                                --------------------------

Gross profit                                     1,385,019       1,140,608

Operating expenses:
  Selling, general and administrative              936,215         922,470
  Research and development                         287,006         312,784
                                                --------------------------

                                                 1,223,221       1,235,254
                                                --------------------------

Operating income (loss)                            161,798         (94,646)

Other income (expense):
  Interest income, net                              24,694          73,940
  Other expense                                    (11,597)        (20,470)
                                                --------------------------

                                                    13,097          53,470
                                                --------------------------

Income (loss) before income taxes                  174,895         (41,176)

Income tax expense (benefit)                        70,000         (14,300)
                                                --------------------------

Net income (loss)                               $  104,895      $  (26,876)
                                                ==========================

Net income (loss) per share basic               $     0.02      $    (0.01)
Net income (loss) per share diluted             $     0.02      $    (0.01)

Weighted average common shares outstanding       4,739,399       4,739,399
                                                ==========================

Weighted average common and
 common equivalent shares outstanding            4,740,890       4,739,399
                                                ==========================

The accompanying notes are an integral part of the financial statements

                         INTELLIGENT CONTROLS, INC.
                    STATEMENTS OF CASH FLOWS (Unaudited)
          For the Three Month Periods Ended March 31, 2002 and 2001

                                                       2002            2001
                                                       ----            ----

Cash flows from operating activities:
  Net income (loss)                                 $  104,895      $  (26,876)
  Adjustments to reconcile net income (loss)
   to net cash used by operating activities:
    Depreciation and amortization                       59,061          67,119
    Changes in assets and liabilities:
       Accounts receivable, net                       (315,259)         64,514
      Inventories                                      266,084        (294,271)
      Prepaid expenses and other current assets        (90,355)        (20,585)
      Income taxes receivable                           70,000         (14,237)
      Other assets                                        (857)         (1,178)
      Accounts payable and accrued expenses           (288,978)         (2,222)
                                                    --------------------------

  Net cash used by operating activities               (195,409)       (227,736)

Cash flows from investing activities:
  Capital expenditures                                 (13,576)        (44,346)

Cash flows from financing activities:
  Repayment of long-term debt                                -         (12,535)
                                                    --------------------------

Net decrease in cash                                  (208,985)       (284,617)

Cash and cash equivalents at beginning
 of period                                           5,329,126       5,182,325
                                                    --------------------------

Cash and cash equivalents at end of period          $5,120,141      $4,897,708
                                                    ==========================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $        -      $        -
    Income taxes                                    $        -      $        -

  Non-cash investing and financing activities
    Interest on stockholder receivable              $   22,960      $   21,724

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

      It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

                                            Net           Common       Earnings (Loss)
                                       Income (Loss)      Shares             Per
                                        (Numerator)    (Denominator)        Share
                                       -------------   -------------   ---------------

Three Months Ended March 31, 2002
---------------------------------

  Basic earnings per share               $104,895        4,739,399          $ 0.02
                                                                            ======
  Dilutive potential shares                     -            1,491
                                         -------------------------
  Diluted earnings per share             $104,895        4,740,890          $ 0.02
                                         =========================================

Three Months Ended March 31, 2001
---------------------------------

  Basic loss per share                   $(26,876)       4,739,399          $(0.01)
                                                                            =====
  Dilutive potential shares                     -                -
                                         -------------------------
  Diluted loss per share                 $(26,876)       4,739,399          $(0.01)
                                         =========================================

3.    Property and Equipment

      Property and equipment at cost as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                       2002            2001
                                                       ----            ----

Leasehold improvements                              $  165,553      $  165,553
Equipment                                            1,344,851       1,334,980
Computer software                                      219,937         217,307
Furniture and fixtures                                 227,587         226,512
                                                    --------------------------
                                                     1,957,928       1,944,352

Less accumulated depreciation and amortization       1,594,138       1,535,077
                                                    --------------------------
                                                    $  363,790      $  409,275
                                                    ==========================

4.    Inventories

      Inventories as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                    2002            2001
                                                    ----            ----

Raw Material                                     $  584,597      $  812,962
Work in Progress                                    260,977         278,754
Finished Goods                                      268,019         287,961
                                                 --------------------------

                                                 $1,113,593      $1,379,677
                                                 ==========================

5.    Legal Proceedings

      In April 2000 the Company commenced an arbitration against Practical Tank Management (PTM) and a related-party guarantor of payment (FFP Partners, LP) to collect approximately $62,193, as the unpaid balance for INCON probes and other automatic tank gauge equipment sold to PTM. As part of the arbitration proceeding, PTM and related entities brought various claims against the Company for more than $15,000,000 in alleged damages. In February 2002, the arbitration panel handed down its decision in this matter. The arbitrators awarded the sum of $446,402 against the Company, plus prejudgment interest of $55,893. By its terms, the arbitrators' ruling extinguishes all other claims of PTM and its affiliates and business allies. The Company accrued $502,295 in 2001 to recognize the cost of this award. This amount was paid in April, 2002.

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

      In June 1999 the owner and operator of a convenience/gasoline store (Q&E LLC) filed a complaint in Illinois Circuit Court (Sangamon County) against INCON and Pemco Service Co., seeking damages arising from a gasoline spill and the alleged failure of an electronic line leak detector manufactured by INCON and installed by Pemco. The complaint seeks just over $1,000,000 in damages, and each defendant has filed a cross-claim against the other in respect thereof. INCON's insurance carrier has assumed defense of the matter, which is still in the pre-trial phase.

6.    Subsequent Event

      On April 25, 2002, the Company entered into a definitive merger agreement with Franklin Electric Co., Inc., of Blufton, IN. Under the proposed transaction, INCON would become a wholly-owned subsidiary of Franklin and INCON shareholders would receive $3.95 per share, approximately $18 million in total, in cash, for all outstanding INCON stock. The agreement also contains provisions related to, among other matters, payment for merger contingent employee bonuses and cancellation and/or net exercise of existing stock options. The merger is subject to INCON shareholder approval and to the satisfaction or waiver of other specified conditions, as set forth in the merger agreement. The transaction is scheduled to close late in the second or early in the third quarters of 2002.

                              INDEX TO EXHIBITS

Exhibit No.     Description
-----------     -----------

10.1 Agreement and Plan of Merger, dated as of April 25, 2002, among the Company, Franklin Electric Co., Inc., and FEI Corporation

10.2 Voting Agreement and Amendment to Stockholders Agreement, dated as of April 25, 2002, among Franklin Electric Co., Inc., Ampersand 1995 Limited Partnership, Ampersand 1995 Companion Fund Limited Partnership, Roger E. Brooks, Alan Lukas, Paul E. Lukas, and certain related parties